Form 10-K
period 1997-12-27
DUANE READE INC; DUANE READE; DRI I INC
filed 1998-03-30
CIK 895364, 895366, 1052796

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                         -----------------------------
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 27, 1997.   Commission file number 333-41239

                         -----------------------------

                                DUANE READE INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                 04-3164702
              --------                                 ----------
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

         DRI I Inc.*                  Delaware                04-3166107
         Duane Reade*                 New York                11-2731721

*Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

             440 Ninth Avenue
            New York, New York                                      10001
           --------------------                                     -----
(Address of principal executive offices)                          (Zip Code)

                                 (212) 273-5700
              (Registrant's telephone number, including area code)

                         -----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                            REGISTERED
         --------------------------------      --------------------------------
Common Stock, $.01 par value per share         New York Stock Exchange, Inc.
9 1/4% Senior Subordinated Notes due 2008      None.

                         -----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The only class of voting securities of Duane Reade Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $224.8 million.

                         -----------------------------

         The number of shares of the Common Stock outstanding as of March 23, 1998: 16,960,577

                                   ----------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statements on Form S-1 (Nos. 333-41239 and 333-43313) under the Securities Act of 1933, as amended, are incorporated by reference into Part IV of this Form 10-K.

                                     INDEX

                                                                           Page

PART I

ITEM 1     Business........................................................4
ITEM 2.    Properties......................................................12
ITEM 3.    Legal Proceedings...............................................13
ITEM 4.    Submission of Matters to a Vote of Security Holders.............13

PART II

ITEM 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters.................................14
ITEM 6.    Selected Financial Data.........................................15
ITEM 7.    Management's Discussion and Analysis of Financial Condition

           and Results of Operations.......................................17
ITEM 8.    Financial Statements and Supplementary Data.....................25
ITEM 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................46

PART III

ITEM 10.   Directors and Executive Officers of the Registrant..............47
ITEM 11.   Executive Compensation..........................................49
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..56
ITEM 13.   Certain Relationships and Related Transactions..................58

PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.............................................61

SIGNATURES.................................................................64

                                     PART I

ITEM 1. BUSINESS.

         GENERAL

                Duane Reade is the largest drugstore chain in New York City, based on sales volume, with 58 of its 67 stores located in Manhattan's high-traffic business and residential districts. The Company operates almost twice as many stores in Manhattan as its next largest competitor. Since opening its first store in 1960, the Company has successfully executed a marketing and operating strategy tailored to the unique characteristics of New York City, the largest and most densely populated market in the United States. According to Drug Store News, Duane Reade is the leading drugstore chain in the United States in terms of sales per square foot, at $1,010 per square foot in 1997, which was more than two times the national average for drugstore chains. For the fiscal year ended December 27, 1997, the Company had sales of $429.8 million and EBITDA of $43.1 million, increases of 12.7% and 22.0%, respectively, over the 1996 fiscal year. For the fiscal year ended December 27, 1997, the Company had a net loss of $14.7 million.

                The Company enjoys strong brand name recognition in New York City, which it believes results from the Company's many locations in high-traffic areas of Manhattan and the 30 million shopping bags with the distinctive Duane Reade logo that the Company distributes annually. An independent survey conducted in 1996 indicated that approximately 84% of the people who live or work in Manhattan recognize the Duane Reade name, and seven out of ten shopped at a Duane Reade store in the past twelve months. The Company was also recently named "Regional Drug Store Chain of the Year" for 1997 by Drug Store News.

                The Company has developed an operating strategy designed to capitalize on the unique characteristics of the New York City market, which include high-traffic volume, complex distribution logistics and high costs of occupancy, media advertising and personnel. The key elements of the Company's operating strategy are (i) everyday low price format and broad product offering, (ii) low cost operating structure supported by its high volume stores and low advertising and distribution costs and (iii) ability to design and operate its stores in a wide variety of sizes and layouts.

                The Company believes that its everyday low price format and broad product offerings provide value and convenience for its customers and build customer loyalty. The Company's everyday low price format results in prices that the Company believes are lower, on average, than the prices offered by its competitors.

                The Company is able to keep its operating costs relatively low due to its high per store sales volume, relatively low warehouse and distribution costs and relatively low advertising expenditures. The Company's high volume stores allow it to effectively leverage occupancy costs, payroll and other store operating expenses. The Company's two primary distribution facilities are located within five miles of all but one of its 67 stores and, combined with the rapid turnover of inventory in Duane Reade's stores, result in relatively low warehouse and distribution costs. The Company plans to move all of its distribution facilities to another, recently leased warehouse in mid-1998. See "--Company Operations." The Company's strong brand name recognition in New York City and everyday low price format allow the Company to minimize its use of costly media and print advertising and to rely instead on in-window displays and other less expensive promotional activities.

                The Company has demonstrated its ability to successfully operate stores using a wide variety of store configurations and sizes, which the Company believes is necessary to succeed in the New York City market. For example, the size of the Company's stores ranges from 2,600 to 12,300 square feet, and it operates 29 bi-level stores. The Company believes that its flexibility in configuring stores provides it with a competitive advantage in securing locations for its new stores, as many of its competitors target more standardized spaces for their stores, which are more difficult to find in New York City. In addition, the Company's management team has extensive experience and knowledge of the New York City real estate market, allowing it to pursue attractive real estate opportunities.

                The Company's predecessor was founded in 1960. In 1992, Bain Capital acquired the Company from its founders and, in June 1997, investment funds affiliated with DLJMBPII (as defined) acquired approximately 91.5% of the outstanding capital stock of the Company from Bain Capital and certain other selling securityholders. Since the 1992 acquisition, the Company has incurred net losses in each fiscal year.

                In 1994 and 1995, the Company experienced rapid expansion, growing from 40 stores to 59 stores. However, as a result of liquidity constraints and the need for improved inventory controls, the Company was forced to suspend its store expansion program in late 1995. In early 1996, a strengthened management team led by Anthony Cuti, the Company's new Chairman and Chief Executive Officer, took several measures to improve operations, including improving inventory controls and decreasing out-of-stock occurrences, creating a loss prevention function to control inventory shrink and continuing to invest in MIS. In 1997, the Company resumed its store expansion program, opening seven stores. During Mr. Cuti's tenure at the Company, EBITDA has increased by 60.2% from $26.9 million for the 52 weeks ended March 29, 1996 to $43.1 million for the fiscal year ended December 27, 1997, and the Company experienced net losses of $19.8 million and $14.7 million for the 52 weeks ended March 29, 1996 and the fiscal year ended December 27, 1997, respectively. Net loss before non-recurring charges for the fiscal year ended December 27, 1997 was $2.0 million.

         COMPANY OPERATIONS

                Merchandising. Duane Reade's overall merchandising strategy is to provide the broadest selection of branded and private label drugstore products available in Manhattan and to sell them at everyday low prices. To further enhance customer service and loyalty, the Company attempts to maintain a consistent in-stock position in all merchandise categories. In addition to prescription and OTC drugs, the Company offers health and beauty aids, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing, photo supplies, seasonal merchandise and other products. Health and beauty care products, including OTC drugs, represent the largest of the Company's product categories. Duane Reade drugstores offer a wide variety of brand name and private label products, including oral, skin and hair care products, bath supplies, vitamins and nutritional supplements, feminine hygiene products, family planning products and baby care products. Popular brands of health and beauty aids are given ample shelf space, and large sizes are offered, which the Company believes appeals to the value consciousness of many Manhattan consumers. Convenience items such as candy, snacks and seasonal goods are positioned near the check out registers to provide optimum convenience and stimulate impulse purchases for the customers while allowing the store employees to monitor those product categories that are particularly susceptible to inventory shrink.

                In addition to the wide array of brand products offered in its stores, the Company offers its own private label products. Private label products provide customers with high-quality, lower priced alternatives to name brand products while generating higher gross profit margins than name brand products. These offerings also enhance Duane Reade's reputation as a value-oriented store. the Company currently offers approximately 400 private label products. In 1997, these private label products accounted for approximately 4.6% of non-pharmacy sales. The Company believes that its strong brand image, reputation for quality and reliability in the New York City market, and its economies of scale in purchasing allow it to aggressively promote private label goods.

                The Company has recently made efforts to increase the sales of certain high-margin items, such as cosmetics, greeting cards and photofinishing. Other merchandising initiatives completed during 1996 and 1997 include an expanded selection of seasonal merchandise, vitamins, nutrition products and baby accessories, particularly in stores located in residential areas. The Company believes there are additional opportunities to continue to refine and improve the merchandise mix in its stores.

                The Company also offers same-day photofinishing services in all of its stores and has recently introduced one-hour photofinishing in three stores. In 1998, the Company expects to introduce one-hour photofinishing in seven to ten additional stores. Management believes that photofinishing services contribute significantly to sales of other merchandise categories because of customer traffic increases that result from the customer visiting a store twice, in order to drop off film and pick up the processed photos.

                Pharmacy. The Company believes that its pharmacy business will continue to contribute significantly to the Company's growth. Management also believes that a larger and stronger pharmacy business will enhance customer loyalty and generate incremental customer traffic, which is expected to increase sales of Duane Reade's wide variety of OTC drugs and other non-pharmacy merchandise. Duane Reade's prescription drug sales (as reflected by same store pharmacy sales) grew by 24.6% in 1997 compared to 1996. Sales of prescription and OTC drugs represented approximately 40% of total sales in 1997 as compared with 35% of total sales in 1996. Although the average number of prescriptions filled by Duane Reade per store per week has increased from 640 in 1994 to 863 during 1997, the Company's average remains well below the industry chain store average of approximately 1,200, providing significant opportunity for continued pharmacy growth. The Company believes that the average number of prescriptions filled per week by it lags behind the industry average because of
(i) the historically low penetration of Third Party Plans in the New York City area and (ii) the Company's concentration of stores in business areas, rather than residential areas. The Company believes continued pharmacy growth will also increase overall customer traffic and benefits its non-pharmacy sales.

                The Company generally locates the pharmacy at the rear of the store in order to maximize the pharmacy customer's exposure to other categories of merchandise in the front of the store. Each pharmacy is staffed with a registered pharmacist and drug clerk at all times to ensure quick and high quality service. Each store carries a complete line of both branded and generic prescription drugs. In 1996, the Company began a program to upgrade the quality of its pharmacy service. The Company believes that this initiative has contributed to its strong growth in pharmacy sales and should continue to benefit the Company as customer loyalty builds in response to improved service levels.

                In addition to customer service initiatives in its pharmacy business, the Company has remodeled or redesigned 16 of its pharmacies since the beginning of 1996. This remodeling, which has primarily involved updating the pharmacy counter area to allow pharmacists and customers to have more direct contact and providing a consultation and waiting area for customers, has not resulted in any significant reduction in total retail selling space. By improving the store layout and accessibility of the pharmacist and pharmacy area, the stores that have been remodeled have achieved strong growth in their pharmacy business. All stores opened since 1995 have the new pharmacy counter area design. The Company currently operates 24 such stores. The Company has also launched pharmacy marketing initiatives, such as home delivery and prescription-by-fax services, which it believes have contributed to the increased sales and customer loyalty of the pharmacy business.

                The Company believes that its extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality health care products and services provide it with a competitive advantage in attracting pharmacy business from individual customers as well as Third Party Plans. The percentage of the Company's total prescription drug sales attributable to Third Party Plans increased to approximately 74% in 1997 from approximately 64% in 1996. Although gross margins on sales to Third Party Plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of Third Party Plans, management believes that the lower gross profit margins are offset by the higher volume of pharmacy sales to Third Party Plan customers allowing the Company to leverage other fixed store operating expenses. In addition, the Company believes that Third Party Plans generate additional general merchandise sales by increasing customer traffic in the stores. As of December 27, 1997, the Company had contracts with over 100 Third Party Plans, including every major Third Party Plan in the Company market areas.

                Another important component of the Company's pharmacy growth strategy is the continued acquisition of prescription files from independent pharmacies in market areas currently served by existing Company stores. In 1997, the Company purchased the prescription files of eight independent pharmacies for an aggregate total of $830,000, which generated approximately $7 million in revenues on an annualized basis. Independent pharmacists tend to have a higher proportion of customers that are not Third Party Plans, which provide the Company with incremental revenue and higher margin contribution. When appropriate, the Company will retain the services of the pharmacist, whose personal relationship with the customers generally maximizes the retention rate of the purchased file. Since 1995, the Company has experienced an estimated 80% customer retention rate with respect to prescription files acquired. Presently, there are approximately 1,400 independent pharmacies in New York City, and the Company believes that these stores will provide additional acquisition opportunities in the future.

                The Company's pharmacies employ computer systems that link all of the Company's pharmacies and enable them to provide customers with a broad range of services. The Company's pharmacy computer network profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer network also expedites transactions with Third Party Plans by electronically transmitting prescription information directly to the Third Party Plan and providing on-line adjudication, which confirms at the time of sale customer eligibility, prescription coverage and pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication reduces losses from rejected claims and eliminates a portion of the Company's paperwork for billing and collection of receivables and costs associated therewith.

                Store Operations. The majority of the Company's stores are located in the business and residential areas of Manhattan, the most densely populated area in the United States. The Company's operations have been tailored to handle high-volume customer traffic. During 1997, an average Duane Reade store served approximately 2,500 customers per weekday, and 700 customers during each of the peak lunch and commuting periods of the day. Some of the Company's stores may operate up to 25 registers during peak demand periods.

                Duane Reade stores range in size from 2,600 to 12,300 square feet, with an average of 6,900 square feet. The Company's stores are designed to facilitate customer movement and to minimize inventory shrink. The Company believes that its wide, straight aisles and well-stocked shelves allow customers to find merchandise easily and allow the store's employees (managers, security guards, cashiers and stock clerks) to effectively monitor customer behavior. The Company attempts to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

                In 1996, the Company began planogramming its stores by using a computerized space management system to design each store's layout and product displays. The system seeks to maximize productivity per square foot of selling space, maintain consistency in merchandising and reduce inventory levels. To date, 52 stores have been designed by the system. Management believes that the Company's remaining stores will be planogrammed by the end of the second quarter of 1998. As a result, the Company believes that it has yet to realize the full benefits from this system.

                The Company establishes each store's hours of operation in an attempt to best serve customer traffic patterns and purchase habits and to optimize store labor productivity. Stores in Manhattan's business districts are generally open five days a week. In residential and appropriate business/shopping districts, stores are open six or seven days a week with a heavy emphasis on convenient, early morning and late evening openings. In 1997, the Company had seven stores which were open 24 hours a day, 365 days a year. The Company intends to continue to identify stores in which extended operating hours would improve customer service and convenience and contribute to the Company's profitability. Each store is supervised by one store manager and one or more assistant store managers. Stores are supplied by deliveries from the Company's warehouses in Queens an average of three times a week, allowing the stores to maintain a high in-stock position, maximize store selling space and minimize inventory required to be held on hand.

                The Company attempts to mitigate inventory shrink through (i) the employment of full time security guards in each store, (ii) use of a state-of-the-art Electronic Article Surveillance ("EAS") system that detects unremoved EAS tags on valuable or easily concealed merchandise and (iii) merchandise delivery and stocking during non-peak hours. Additionally, all store and warehouse employees are trained to monitor inventory shrink, and the Company uses outside consulting services to monitor employee behavior. Recently, the Company hired a full-time team of loss prevention professionals and established an anonymous call-in line to allow employees to report instances of theft. The Company also instituted ongoing audits of warehouse picking and receiving and an anonymous reward line for the reporting of theft. The Company believes that these programs have enabled it to control inventory shrink and will enable it to continue to do so.

                Purchasing and Distribution. The Company purchases approximately 82% of its merchandise directly from manufacturers. The Company distributes approximately 84% of its merchandise through the Company's warehouses and receives direct-to-store deliveries for approximately 16% of its purchases. Direct-to-store deliveries are made for some pharmaceuticals, greeting cards, photofinishing, convenience foods and beverages. The Company purchases from over 1,000 vendors. The Company believes that there are ample sources of supply for the merchandise currently sold in its stores. The
Company manages its purchasing through a combination of forward buying, national buying and vendor discount ("deal") buying in ways in which it believes maximizes its buying power. For example, the Company uses a computerized forecasting and investment program that is designed to determine optimal forward buying quantities before an announced or anticipated price increase has been implemented. By forward buying, the Company stocks up on regularly carried items when manufacturers temporarily reduce the cost of goods or when a price increase has been announced or is anticipated.

                The Company currently operates two warehouses, which are located within five miles of all but one of its stores. The Company's primary warehouse contains approximately 150,000 square feet devoted to inventory. The Company believes that the close proximity of the warehouses to the stores allows the Company to supply the stores frequently, thereby minimizing inventory and maximizing distribution economies. The Company also owns a fleet of trucks and vans, which it uses for all deliveries from the warehouses to the stores.

                In March 1998, the Company entered into a new long-term lease for a 300,000 square foot distribution center in Long Island City, New York. The facility will approximately double in the Company's distribution capacity and is one mile away from the Company's current center. The new facility is scheduled to open in mid-year 1998 and will replace the existing warehouses.

ADVERTISING AND PROMOTION

                The Company regularly promotes key items at reduced retail prices during four-week promotional periods. Store windows and in-store signs are utilized to communicate savings and value to shoppers. Additionally, over 30 million bags with the highly recognizable Duane Reade logo are used by its customers each year, helping to promote the Company's name throughout New York City. The Company also utilizes full color circulars to announce new stores and heavily circulates them in local areas to attract customers. Typically, a new store sells one to two times its regular volume during a grand opening promotion, which generally lasts two to three weeks. The Company generally does not rely heavily on the use of print or broadcast media to promote its stores. Rather, because of its many high-traffic locations, the Company typically relies on in-window displays as its primary method of advertising. In 1997, the Company began using radio advertising. The radio advertising focuses on the Company's pharmacy business, highlighting services enhanced by the modern pharmacy computer system, pharmacist accessibility and enhanced convenience

MANAGEMENT INFORMATION SYSTEMS

                The Company currently has modern pharmacy and inventory management information systems. In 1996, the Company completed the installation of a host-based, modern pharmacy information system. The pharmacy system (PDX) has reduced the processing time for electronic reimbursement approval for prescriptions from Third Party Plan providers from 50 seconds to 7 seconds, and the inventory management systems (JDA merchandising and E3 replenishment) have allowed the Company to increase turns in the warehouse from 11 to 13 per year. In early 1997, the Company began the process of installing its point of sale
(POS) systems in its stores,. The Company believes that these systems will better allow the Company to better control pricing, inventory and shrink, while maximizing the benefits derived from the other parts of its systems installation program. POS will also provide sales analysis that will enable the Company to improve labor scheduling, and will help optimize planogram design by allowing detailed analysis of stock-keeping unit sales. The installation of the Company's POS systems was completed in December 1997. Additionally, the Company has upgraded its financial reporting systems and installed local and wide area networks to facilitate the transfer of data between systems and from the stores to headquarters.

                The Company has several computer software systems which will require modification or upgrading to accommodate the year 2000 and thereafter. The Company believes that all systems can be changed by the end of 1999 and does not expect the cost of all the changes to be material to the Company's financial condition or results of operations.

COMPETITION

                The Company's stores compete on the basis of, among other things, convenience of location and store layout, product mix, selection, customer service and price. The New York

City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. The diverse labor pool, local customer needs and complex real estate market in New York City all favor regional chains and independents that are familiar with the market. Duane Reade's store format is tailored to meet all of these requirements and has proven successful in both the business and residential neighborhoods of Manhattan.

                Because of the difficulties of operating in densely populated areas, the New York City drugstore market remains under-penetrated by national chains as compared to the rest of the country. Nationwide, approximately 74% of the drugstore market is controlled by chains, while in New York City that number is approximately 50%. There can be no assurance that such underpenetration will continue.

                Duane Reade believes that it has significant competitive advantages over the approximately 1,400 independent drugstores in New York City, including purchasing economies of scale, centrally located warehouses that minimize store inventory and maximize selling space, a full line of in stock, brand name merchandise and a convenient store format. Major chain competitors in the New York City market include Rite-Aid, Genovese and CVS.

GOVERNMENT REGULATION

                Duane Reade's stores and its distribution facility are registered with the federal U.S. Drug Enforcement Agency and are subject to various state and local licensing requirements. Each of Duane Reade's pharmacies and pharmacists located in New York are licensed by the State of New York. The pharmacy and pharmacists employed at Duane Reade's store in Newark, New Jersey are licensed by the State of New Jersey. In addition, Duane Reade has been granted cigarette tax stamping licenses from the State of New York and from the City of New York which permit Duane Reade to buy cigarettes directly from the manufacturers and stamp the cigarettes themselves. Duane Reade's stores possess cigarette tax retail dealers licenses issued by the State of New York, the City of New York and the State of New Jersey.

EMPLOYEES

                As of December 27, 1997, Duane Reade had approximately 2,000 employees, almost all of whom were full-time. Approximately 1,800 of the Company's 2,000 employees are represented by unions. Non-union employees include employees at corporate headquarters, employees at Duane Reade's personnel office and store management. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815, and all store employees are represented by the Allied Trade Council. Duane Reade's three year contracts with these two unions expire on August 31, 1999 and August 31, 1998, respectively. Duane Reade believes that its relations with its employees are good.

TRADEMARKS

         The name "Duane Reade" and the "DR" logo are registered trademarks. The Company believes that it has developed strong brand awareness within the New York City area. As a result, the Company regards the Duane Reade logo as a valuable asset.

         The foregoing information contains certain forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the drugstore industry in general and in the Company's specific market area; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.



ITEM 2.

PROPERTIES.

                As of December 27, 1997, the Company is operating stores in the following locations:

                                                NO. OF STORES

                Manhattan, NY                      58
                Brooklyn, NY                        4
                Bronx, NY                           2
                Queens, NY                          2
                Newark, NJ                          1
                                                -----

                     Total:                        67

                Store leases are generally for 15 year terms. The average year of expiration for all the Company's leases is 2006. Lease rates are generally subject only to increases based on inflation, real estate tax increases or maintenance cost increases. The following table sets forth the lease expiration dates of the Company's leased stores over each of the next five years and thereafter. Of the stores with leases expiring in the next five years, six have renewal options.

                YEAR

                1998...............................................2
                1999...............................................1
                2000...............................................4
                2001...............................................0
                2002...............................................9
                Thereafter.........................................51

                The Company owns a distribution facility and related land in Long Island City, New York. The building contains approximately 150,000 square feet of space, all of which is used for warehousing and distribution. The Company also leases a 50,000 square foot distribution facility in Maspeth, New York, which is approximately one mile from the Long Island City facility. In addition, the Company recently entered into a new long-term lease for a distribution facility in Long Island City, New York. The Company plans to dispose of its owned warehouse once operations are moved to the new facility in mid - 1998.

                The Company leases space for its corporate headquarters, which is located in Manhattan, New York.

ITEM 3.

LEGAL PROCEEDINGS.

                The Company is a party to certain legal actions arising in the ordinary course of business. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On November 24, 1997, a majority of the security holders of the Company approved the initial public offering of the Company's Common Stock, a change of the Company's name from Duane Reade Holding Corp. to Duane Reade Inc. and Anthony J. Cuti's Employment Agreement and Option Agreement (effective June 18, 1997) by written consent in lieu of a meeting. On December 23, 1997, a majority of the security holders of the Company approved and ratified all employee stock options granted pursuant to the 1997 Equity Participation Plan by written consent in lieu of a meeting.

                                    PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

                MARKET PRICE RANGE OF COMMON STOCK

                Duane Reade's Common Stock is listed on the New York Stock Exchange under the symbol: "DRD". At March 23, 1998 there were 85 recordholders of the Common Stock. The Company's Common Stock was not publicly traded in 1997 and the Company paid no dividends.

ITEM 6.         SELECTED FINANCIAL DATA.

                (in thousands, except per share amounts, percentages and store data)

                                                                            Fiscal Year
                                                ------------------------------------------------------------------
                                                  1997            1996          1995          1994          1993
                                                --------        --------     --------       --------      --------
STATEMENT OF OPERATIONS DATA:
Net sales....................................   $429,816        $381,466     $336,922       $281,103      $241,474
Cost of sales................................    322,340         288,505      259,827        209,678       181,566
Gross profit.................................    107,476          92,961       77,095         71,425        59,908
Selling, general and administrative
  expenses...................................     65,414          59,048       50,326         39,741        29,666
Amortization.................................      5,303          16,217       11,579         18,238        27,432
Depreciation.................................      3,507           3,015        1,929          1,184           729
Store pre-opening expenses...................        767             139        1,095          1,220           300
Nonrecurring charges (1) ....................     12,726              --           --             --            --
                                                --------        --------     --------       --------      --------
Operating income.............................     19,759          14,542       12,166         11,042         1,781
Net interest expense.........................     34,473          32,396       30,224         27,480        26,199
                                                --------        --------     --------       --------      --------
Loss before taxes............................    (14,714)        (17,854)     (18,058)       (16,438)      (24,418)
Provision for taxes..........................         --              --           --             --            --
                                                --------        --------     --------       --------      --------
Net loss.....................................   $(14,714)       $(17,854)    $(18,058)      $(16,438)     $(24,418)
                                                ========        ========     ========       ========      ========
Net loss per common share-basic..............     $(1.45)         $(1.77)     $(1.77)         $(1.62)      $(2.45)
                                                ========        ========     ========       ========      ========
Weighted average common shares
  outstanding-basic..........................     10,161          10,103       10,178         10,161         9,976
                                                ========        ========     ========       ========      ========

OPERATING AND OTHER DATA:
EBITDA (2)...................................    $43,056         $35,300      $27,443        $31,188       $29,975
EBITDA as a percentage of sales..............       10.0%            9.3%        8.2%           11.1%        12.4%
Number of stores at end of period............         67              60           59             51            40
Same store sales growth (3) .................       7.6%             8.3%       (3.5)%           1.6%         3.3%
Pharmacy same store sales
  growth (3)(5)..............................      24.6%            25.5%         7.0%          14.2%           --
Average store size (square feet) at
  end of period..............................      6,910           6,733        6,712          6,596         6,172
Sales per square foot (4)....................     $1,010            $956         $898           $970        $1,022
Pharmacy sales as a % of net sales                 25.1%            21.8%       19.0%           17.6%        16.6%
Third-Party Plan sales as of % of
  pharmacy sales (5).........................      74.2%            64.4%       58.2%           45.7%           --
Capital expenditures.........................    $13,493          $1,247       $6,868         $9,947        $1,838
BALANCE SHEET DATA (AT END OF
  PERIOD):
Working capital..............................    $37,494          $9,917      $13,699        $20,152       $14,285
Total assets.................................    249,521         222,476      235,860        229,699       234,430
Total debt and capital lease
  obligations................................    278,085         245,657      244,104        228,764       223,422
Stockholders' deficiency.....................    (74,109)        (59,396)     (41,196)       (23,170)       (6,757)

(1)      Refer to Note 12 of Consolidated Financial Statements.

(2) As used herein, "EBITDA" means net loss plus nonrecurring charges, interest, income taxes, depreciation, amortization and other non-cash items (primarily deferred rents). Management believes that EBITDA, as presented, represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company without the impact of certain non-cash charges. Targets and positive trends in EBITDA are used as the performance measure for determining management's bonus compensation; EBITDA is also utilized by the Company's creditors in assessing debt covenant compliance. The Company understands that, while EBITDA is frequently used by security analysis in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow from operating activities as a measure of liquidity, nor an alternative to net income as an indicator of the Company's operating performance nor any other measure of performance in conformity with GAAP.

A reconciliation of net loss to EBITDA for each period included above is set forth below (dollars in thousands):

                                                                            Fiscal Year
                                                ------------------------------------------------------------------
                                                   1997           1996          1995          1994          1993
                                                --------        --------     --------       --------      --------
Net loss.....................................    $(14,714)     $(17,854)     $(18,058)      $(16,438)     $(24,418)
Net interest expense.........................      34,473        32,396        30,224         27,480        26,199
Amortization.................................       5,303        16,217        11,579         18,238        27,432
Depreciation.................................       3,507         3,015         1,929          1,184           729
Nonrecurring charges.........................      12,726            --            --             --            --
Other non-cash items.........................       1,761         1,526         1,769            724            33
                                                --------        --------     --------       --------      --------
EBITDA.......................................     $43,056       $35,300       $27,443        $31,188       $29,975
                                                ========        ========     ========       ========      ========


(3) Same store sales figures include stores that have been in operation for at least 13 months.


(4) The Company experienced a decline in sales per square foot from 1993 through 1995 as a result of the opening of additional stores in connection with the Company's expansion. The opening of such additional stores resulted in a decline in sales per square foot principally because (i) the average square footage for the new stores was greater than that of the existing store base and (ii) new stores generally take some time to reach a mature level of sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

(5) Prior to fiscal year 1994, the Company's pharmacy system did not separately track third-party sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following should be read in connection with the consolidated financial statements of the Company and the notes thereto included elsewhere in this document.

GENERAL

         The Company generates revenues primarily through sales of OTC drugs and prescription pharmaceutical products, health and beauty aids, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing, photo supplies and seasonal merchandise. Health and beauty products, including OTC drugs, represent the largest of the Company's product categories. The Company's primary costs and expenses consist of (i) inventory costs, (ii) labor expenses and (iii) occupancy costs.

         In 1994 and 1995, the Company experienced rapid expansion, growing from 40 stores to 59 stores. However, as a result of liquidity constraints and the need for improved inventory controls, the Company was forced to suspend its store expansion program in late 1995. In early 1996, a strengthened management team led by Anthony Cuti, the Company's new Chairman and Chief Executive Officer, took several measures to improve operations such as decreasing out-of stock occurrences, creating a loss prevention function to control inventory shrink and continuing to invest in MIS.

         The Company had sales per square foot of $956 and $1,010 in fiscal 1996 and fiscal 1997, respectively. The Company believes that sales per square foot are a useful measure of comparing the Company's performance to that of its competitors because it is a measure of a store's sales productivity. The Company experienced a decline in sales per square foot from 1993 through 1995 as a result of the opening of additional stores in connection with the Company's expansion plans during that period. The opening of such additional stores resulted in a decline in sales per square foot principally because (i) the average square footage for the new stores was greater than that of the existing store base and (ii) new stores generally take some time to reach a mature level of sales. The Company currently expects that its sales per square foot may decline as it embarks on its plan to increase new store openings during 1998 and 1999. The Company believes that its competitors in the industry experience increases and decreases in sales per square foot for similar reasons.

         In 1997, the Company resumed its store expansion program, opening seven stores. Generally a new Duane Reade store requires an investment of approximately $1.1 million in capital expenditures and working capital. Since 1993, all of the Company's new stores have become profitable on an operating basis within the first full year of operation. Over the next two years, the Company plans to open approximately 30 to 40 stores, primarily in New York City.

         Over the past two years, Third Party Plans, including managed care providers and insurance companies, have comprised an increasing percentage of the Company's pharmacy business as the health care industry shifts to managed care. While sales to customers covered by

Third Party Plans results in lower gross profit rates due to competitive pricing, the Company believes that such lower rates are offset by increased volume of pharmacy sales and the opportunity to leverage fixed expenses.

         The Company includes stores that have been in operation for at least 13 months for purposes of calculating comparable store sales figures.

         The Company's predecessor was founded in 1960. In 1992, Bain Capital formed the Company to acquire the Company's predecessor from its founders through a leveraged buyout, financed primarily with the proceeds from the Zero Coupon Notes and the Senior Notes. In June 1997, investment funds affiliated with DLJMBPII (the "DLJMB Entities"), an affiliate of DLJ, acquired approximately 91.5% of the outstanding capital stock of the Company from Bain Capital and certain other selling securityholders, for approximately $78.7 million in cash, pursuant to a Recapitalization Agreement, dated June 18, 1997 (the "Recapitalization Agreement"). Upon consummation of such purchase, the Company reclassified all of its outstanding capital stock (then consisting of four classes) into one class of common stock, $0.01 par value per share.

         Prior to the consummation of the Offering in February 1998, the Company's primary asset was all of the outstanding common stock of Daboco, Inc., a New York corporation ("Daboco"), with Daboco and DRI I, Inc. ("DRI"), a direct wholly-owned subsidiary of Daboco, together owning all of the outstanding partnership interest of Duane Reade, a New York general partnership ("Duane Reade") (Daboco owns a 99% partnership interest and DRI owns the remaining 1% partnership interest). Substantially all of the operations of the Company are conducted through Duane Reade. Concurrently with the consummation of the Offering, Daboco was merged with and into the Company (the "Merger"), resulting in the Company directly owning 99% of the partnership interests of Duane Reade (the "Partnership Interests") and DRI continuing to own a 1% partnership interest. Following the consummation of the Merger, the primary assets of the Company are the Partnership Interest and 100% of the outstanding common stock of DRI.

RESULTS OF OPERATIONS

         The following sets forth the results of operations as a percentage of sales for the periods indicated.

                                              Fiscal Year
                              --------------------------------------------------
                               1997              1996               1995

Net Sales..................... 100.0%            100.0%             100.0%
Cost of Sales.................  75.0              75.6               77.1
                                ----              ----               ----
Gross profit..................  25.0              24.4               22.9
                                ----              ----               ----
Selling, general and
   administrative expenses....  15.2              15.5               14.9
Amortization..................   1.2               4.3                3.5
Depreciation..................   0.8               0.8                0.6
Store pre-opening expenses....   0.2               0.0                0.3

Nonrecurring charges..........   3.0                --                 --
                                 ---                --                 --
Operating income..............   4.6                3.8                3.6
Net interest expense..........   8.0                8.5                9.0
                                 ---                ---                ---
Net loss......................  (3.4)%             (4.7)%             (5.4)%
                                ======             ======             ======

FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales in 1997 were $429.8 million, an increase of 12.7% over 1996 net sales of $381.5 million. The increase was attributable to increased comparable store sales of 7.6% and the inclusion of one new store opened during 1996 for the entire 1997 period and seven new stores opened in 1997.

         Cost of sales as a percentage of net sales decreased to 75.0% for 1997 from 75.6% for 1996, resulting in an increase in gross profit margin to 25.0% for 1997 from 24.4% during 1996. The increase in gross margin resulted from a number of factors including (i) increased contribution from the sale of higher margin merchandise such as cosmetics, vitamins, general merchandise, generic drugs and private label products, (ii) higher promotional allowances received from venders and (iii) occupancy costs that increased at a lesser rate than the rate at which sales increased.

                Selling, general and administrative expenses were $65.4 million or 15.2% of net sales and $59.0 million or 15.5% of net sales in 1997 and 1996, respectively. The percentage decrease in 1997 compared to 1996 resulted principally from lower general and administrative expense as a percentage of net sales including the elimination of agreements requiring the annual payment of $1.0 million in management fees to Bain Capital, partially offset by higher selling expenses related to higher store salaries as a percentage of net sales (principally from new stores during the early months of operation). The Company believes, that as the Company's new stores mature, salaries will increase at a lesser rate than store sales.

                  Amortization of goodwill and other intangibles in 1997 and 1996 was $5.3 million and $16.2 million, respectively. The decrease in amortization is principally a result of the completion in 1996 of amortization of covenants not to compete and the related write-off of the balance of such amounts during the fourth quarter of 1996.

                  Depreciation was $3.5 million and $3.0 million in 1997 and 1996, respectively.

                  Store pre-opening expenses increased to $0.8 million in 1997 from $0.1 in 1996 due to the opening of seven new store locations in 1997 compared to one in 1996.

                  Net interest expense was $34.5 million in 1997 compared to $32.4 million in 1996. The increase in interest expense was principally due to
(i) higher non-cash accretion of the Zero Coupon Notes, (ii) interest related to financing of third party accounts receivable and (iii) increased interest on borrowings under the revolving credit facility, partially offset by (a) reduced interest on term loan borrowings caused by the decrease in average balance from $72.0 million for 1996 to $67.4 million for 1997 and a decrease in the average interest rate from 9.1% to 8.7% and (b) reduced interest on capital lease obligations.

                  The net loss for the Company decreased by $3.2 million from $17.9 million in 1996 to $14.7 million in 1997 primarily as a result of an increase in sales and gross profit margin and a reduction in amortization expense, partially offset by nonrecurring charges (see Note 12 of Notes to Consolidated Financial Statements). The Company's EBITDA improved by $7.8 million or 22.0% to $43.1 million in 1997 compared to $35.3 million in 1996. EBITDA as a percentage of sales increased to 10.0% in 1997 from 9.3% in 1996.

     FISCAL 1996 COMPARED TO FISCAL 1995

                  Net sales in 1996 were $381.5 million, an increase of 13.2% over 1995 net sales of $336.9 million. The increase was due to increased comparable store sales of 8.3% and the inclusion of eight stores opened during 1995 for the entire 1996 period and of one store opened in 1996. The increase in comparable store sales was primarily attributable to increased pharmacy sales, which increased to 21.8% of total sales in 1996 compared to 19.0% of total sales in 1995.

                  Cost of sales as a percentage of net sales decreased to 75.6% for 1996 from 77.1% for 1995, resulting in an increase in gross profit margin to 24.4% for 1996 from 22.9% for 1995. The increase in gross margin resulted from a number of factors including (i) lower inventory shrink losses, (ii) increased contribution from the sale of generic drugs and private label products, (iii) less promotional activity and (iv) lower rent-to-sales ratios in stores opened during 1995 and 1994. The increases were partially offset by lower gross margins resulting from sales to customers covered by Third Party Plans.

                  Selling, general and administrative expenses were $59.0 million or 15.5% of net sales and $50.3 million or 14.9% of net sales in 1996 and 1995, respectively. The percentage increase in 1996 compared to 1995 resulted principally from higher administrative expenses, including (i) operating costs related to the Company's management information systems department, (ii) administrative salaries and one time executive search and severance expenses and (iii) professional and consulting fees principally for the warehouse and loss prevention areas. The increases were partially offset by lower store operating expenses as a percentage of net sales primarily due to a higher volume of pharmacy sales, which allows the Company to leverage other fixed store operating expenses.

                  Amortization of goodwill and other intangibles in 1995 and 1996 was $11.6 million and $16.2 million, respectively. The increase in amortization was caused by an increase in the amortization of covenants not to compete from $8.1 million in 1995 to $11.4 million in 1996 and amortization of systems installation and integration costs in an amount of $1.4 million in 1996. The increase in amortization of covenants not to compete was caused by the write-off of the balance of such intangibles in 1996 resulting from the termination of the related agreements. Amortization of systems installation and integration costs began in 1996.

                  The increase in depreciation from $1.9 million in 1995 to $3.0 million in 1996 resulted principally from (i) depreciation of data processing equipment which began in 1996 and (ii) a full year's depreciation in 1996 of assets of eight stores that were opened in 1995.

                  Store pre-opening expenses decreased from $1.1 million in 1995 to $0.1 million in 1996 due to the opening of one new store in 1996 compared to eight in 1995.

                  Net interest expense increased 7.2% to $32.4 million in 1996 from $30.2 million in 1995. The increase in interest expense was principally due to the higher non-cash accretion of the Zero Coupon Notes offset, in part, by reduced interest on term loan borrowings resulting from the decrease in average outstanding balance from $75.1 million to $72.0 million and a decrease in the average interest rate from 9.5% to 9.1%.

                  The net loss for the Company decreased by $0.2 million or 1.1% from $18.1 million in 1995 to $17.9 million in 1996 primarily as a result of increased sales and gross profit margin offset, in part, by increases in selling, general and administrative expenses and amortization of intangibles. The Company's EBITDA increased by $7.9 million or 28.6% to $35.3 million in 1996 compared to $27.4 million in 1995. EBITDA as a percentage of sales increased to 9.3% in 1996 from 8.2% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

                  On September 30, 1997, the Company entered into the Old Credit Agreement, which provided for, among other things, $65.5 million of term loans and up to $30.0 million of revolving loans. As of December 27, 1997, outstanding balances thereunder totaled $89.8 million. The Company utilizes cash flow from operations, together with borrowings under the revolving portion of the Old Credit Agreement, to fund working capital needs, investing activities (consisting primarily of capital expenditures) and financing activities (normal debt service requirements, interest payments and repayment of term and revolving loans outstanding).

                  In February 1998, the Company successfully completed an initial public offering of its stock which was part of a plan to refinance all of the Company's existing indebtedness (the "Refinancing Plan") in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were; (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of a new secured credit agreement (the "Existing Credit Agreement") which provides for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes") for net proceeds of approximately
$77 million; (iv) the repayment of all outstanding borrowings under the Old Credit Agreement, the outstanding principal amount of which was $89.8 million as of December 27, 1997; (v) the redemption of the Company's outstanding Zero Coupon Notes; (vi) the redemption of the Company's outstanding 12% Senior Notes due 2002; and the (vii) Merger of Daboco with and into the Company. The Company believes the Refinancing Plan will result in a reduction in overall interest expense because total interest expense associated with the Existing Credit Agreement and the New Senior

Subordinated Notes will be less than the total interest expense associated with the 12% Senior Notes due 2002 and the Zero Coupon Notes. The interest rates under the Existing Credit Agreement will be approximately the same as interest rates under the Old Existing Credit Agreement.

                  Working capital was $37.5 million and $9.9 million as of December 27, 1997 and December 28, 1996, respectively The increase is primarily due to the Company's investing in forward-buy inventory and increases in inventory related to the opening of additional stores in the first quarter or 1998. The Company's capital requirements primarily result from opening and stocking new stores and from the continuing development of new MIS. The Company's ability to open stores in 1996 was limited to a certain degree by liquidity considerations. The Company believes that there are significant opportunities to open additional stores, and currently plans to open 30 to 40 stores in the next two years. The Company expects to spend approximately $16 million in 1998 on capital expenditures primarily for new and replacement stores. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations The Company has experienced a significant increase in accounts receivable due to increased pharmacy sales in connection with Third Party Plans, as compared to non-Third Party Plan sales which are generally paid by cash or credit card. However, the Company believes that it has adequately provided for liquidity by entering into a non-recourse factoring arrangement whereby the Company resells accounts receivable associated with Third Party Plans.

                  For the fiscal year ended December 28, 1996, net cash provided by operating activities was $12.6 million, compared to $6.7 million for the fiscal year ended December 30, 1995. The primary reasons for this increase relate to an increase in operating earnings before the amortization of goodwill and other intangibles, depreciation and amortization of property and equipment and interest expenses, partially offset by a decrease in working capital primarily due to a decrease in accounts payable. For the fiscal year ended December 28, 1996, net cash used in investing activities was $3.8 million, compared to $12.8 million for the fiscal year ended December 30,1995. This reduction primarily resulted form a decrease in capital expenditures and decreases in systems development costs. For the fiscal year ended December 28, 1996, net cash used in financing activities was $10.7 million, compared to $4.8 million provided by financing activities for the fiscal year ended December 30, 1995. This reduction primarily resulted from decreased borrowings under the Company's then existing credit facility and a decrease in capital lease financing.

                  For the fiscal year ended December 27, 1997, net cash used in operating activities was $3.8 million, compared to $12.6 million provided by operating activities during the fiscal year ended December 28, 1996. The primary reasons for this decrease are (i) an increase in inventory and (ii) an increase in accounts receivable due to increased pharmacy sales in connection with Third Party Plans. The Company's significant increase in inventory resulted from management's decision to take advantage of a number of forward purchasing opportunities, accumulate inventory in advance of additional store openings and seasonal inventory buildup during 1997. The Company believes that the activities did not and will not materially adversely affect its liquidity. For the fiscal year ended December 27, 1997, net cash used in investing activities was $12.4 million, compared to $3.8 million for the fiscal year ended December 28, 1996. This increase primarily resulted from an increase in capital expenditures during 1997 partially offset by a decrease in systems development costs. For the fiscal year ended December 27, 1997, net cash provided by financing activities was $16.2 million, compared to $10.7 million used in financing activities for the fiscal year ended December 28, 1996. This increase primarily resulted from borrowings under the Old Credit Agreement which provided for a term loan of $65.5 million and borrowings of $24.5 million on a revolving credit facility of $30 million. These proceeds were used to repay the outstanding term loan balance of $69.5 million and the revolving loan balance of $2.5 million.

                  Leases for seven of the Company's stores that generated approximately 10.7% of the Company's net sales for the fiscal year ended December 27, 1997 are scheduled to expire before the end of the year 2000. The Company believes that it will be able to renew such leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

                  As of December 27, 1997, approximately 1,800 of the Company's approximately 2,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of such collectively bargaining agreements, the Company is required to pay certain annual increases in salary and benefits to such employees. The Company does not believe that such increases will have a material impact on the Company's liquidity or results of operations.

                  Following the implementation of the Refinancing Plan, the Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under the Existing Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company expects to enter into interest rate protection agreements to minimize the impact from a rise in interest rates.

TAX BENEFITS FROM NET OPERATING LOSSES

                  At December 27, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $71.0 million, which are due to expire in the years 2007 through 2012. These NOLs may be used to offset future taxable income through 2012 and thereby reduce or eliminate the Company's federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. The Recapitalization caused the Company to experience an ownership change. As a result, the Company currently is subject to an annual Section 382 Limitation of approximately $5.0 million on the amount of NOLs generated prior to the Recapitalization that the Company may utilize to offset future taxable income. In addition, the Company believes that it will generate approximately $42.0 million of NOLs in connection with the Refinancing Plan. Such NOLs will not be subject to the Section 382 Limitation and may be utilized to offset future taxable income. However, there can be no assurance that any NOLs will be able to be utilized by the Company to offset future taxable income or that such NOLs will not become subject to limitation due to future ownership changes

YEAR 2000 COMPLIANCE

                  The Company has several computer software systems which will require modification or upgrading to accommodate the year 2000 and thereafter. The Company believes that all systems can be changed by the end of 1999 and does not expect the cost of the changes to be material to the Company's financial condition or results of operations.

SEASONALITY

                  In general, sales of drugstores items such as prescription drugs, OTC drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonable products. In view of the Company's recent expansion of seasonal merchandising, the Company expects slightly greater revenue sensitivity relating to seasonality in the future.

INFLATION

                  The Company believes that inflation has not had a material impact on results of operations for the Company during the three years ended December 27 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which requires the presentation of basic and diluted earnings per share in a company's financial statements for reporting periods ending subsequent to December 15, 1997. As of December 27, 1997, there were outstanding options to purchase an aggregate of 1.65 million shares of Common Stock, which shares are not included in the calculation of earnings per share for the 52 weeks ended December 27, 1997 and would not be included in such calculation under the guidance prescribed by SFAS No. 128 because of the anit-dilutive nature of these instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT ACCOUNTS

To the Board of Directors and
Stockholders of Duane Reade Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity/(deficiency) and cash flows present fairly, in all material respects, the financial position of Duane Reade Inc. (formerly known as Duane Reade Holding Corp.) and its subsidiaries at December 27, 1997 and December 28, 1996 and the results of their operations and their cash flows for each of the 52 week periods ended December 27, 1997, December 28, 1996 and December 30, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
New York, New York

March 6, 1998

DUANE READE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------


                                                                      FOR THE 52 WEEKS ENDED

                                                   ----------------------------------------------------------------
                                                    DECEMBER 27,             DECEMBER 28,        DECEMBER 30,
                                                        1997                     1996                1995
                                                   --------------------    ------------------    ------------------

Net sales                                               $      429,816            $  381,466            $  336,922
Cost of  sales                                                 322,340               288,505               259,827
                                                   --------------------    ------------------    ------------------

Gross profit                                                   107,476                92,961                77,095
                                                   --------------------    ------------------    ------------------


Selling, general & administrative expenses                      65,414                59,048                50,326
Amortization                                                     5,303                16,217                11,579
Depreciation                                                     3,507                 3,015                 1,929
Store pre-opening expenses                                         767                   139                 1,095
Nonrecurring charges                                            12,726                     -                     -
                                                   --------------------    ------------------    ------------------
                                                                87,717                78,419                64,929
                                                   --------------------    ------------------    ------------------
Operating income                                                19,759                14,542                12,166
Interest expense, net                                           34,473                32,396                30,224
                                                   --------------------    ------------------    ------------------
Loss before income taxes                                       (14,714)              (17,854)              (18,058)
Income taxes                                                         -                     -                     -
                                                   --------------------    ------------------    ------------------
     Net loss                                           $      (14,714)          $   (17,854)            $ (18,058)
                                                   ====================    ==================    ==================
Net loss per common share:
       Basic                                            $        (1.45)          $     (1.77)           $    (1.77)
                                                   ====================    ==================    ==================
       Diluted                                          $        (1.45)          $     (1.77)           $    (1.77)
                                                   ====================    ==================    ==================

Weighted average common shares outstanding:
       Basic                                                    10,161                10,103                10,178
                                                   ====================    ==================    ==================
       Diluted                                                  10,161                10,103                10,178
                                                   ====================    ==================    ==================


  The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                              DECEMBER 27,          DECEMBER 28,
                                                                                   1997                   1996
                                                                            ------------------    ------------------
   ASSETS
   Current assets
       Cash                                                                      $        261           $       216
       Receivables                                                                      9,592                 7,171
       Inventories                                                                     66,665                47,914
       Prepaid expenses                                                                 2,556                 1,165
                                                                            ------------------    ------------------
          TOTAL CURRENT ASSETS                                                         79,074                56,466

   Property and equipment, net                                                         32,557                23,065
   Goodwill, net of accumulated amortization $18,264 and                              120,890               124,369
    $14,785

   Other assets                                                                        17,000                18,576
                                                                             ------------------    ------------------
            TOTAL ASSETS                                                        $    249,521           $   222,476
                                                                            ==================    ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
   Current liabilities
       Accounts payable                                                           $    23,510         $      20,015
       Accrued interest                                                                 4,634                 3,873
       Other accrued expenses                                                          10,873                 8,157
       Current portion of long-term debt                                                  660                12,000
       Current portion of capital lease obligations                                     1,903                 2,504
                                                                            ------------------    ------------------
            TOTAL CURRENT LIABILITIES                                                  41,580                46,549

   Senior debt, less current portion                                                  179,043               149,975
   Subordinated zero coupon debt, net of unamortized discount of
    $30,827 and $43,899                                                                92,553                79,481
   Capital lease obligations, less current portion                                      3,926                 1,697
   Other non-current liabilities                                                        6,528                 4,170
                                                                            ------------------    ------------------
             TOTAL LIABILITIES                                                        323,630               281,872
                                                                            ------------------    ------------------

   COMMITMENTS AND CONTINGENCIES (NOTE 8)

   Stockholders' deficiency
      Common stock, $0.01 par; authorized 30,000,000 shares;  issued
       and outstanding 10,260,577 and 10,062,497 shares                                   103                   101
   Paid-in capital                                                                     24,563                24,564
   Accumulated deficit                                                                (98,775)              (84,061)
                                                                            ------------------    ------------------

             TOTAL STOCKHOLDERS' DEFICIENCY                                           (74,109)              (59,396)
                                                                            ------------------    ------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $   249,521         $    222,476
                                                                            ==================    ==================

  The accompanying notes are an integral part of these financial statements.

DUANE READE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                               COMMON STOCK
                                        ---------------------------      PAID-IN        ACCUMULATED
                                              SHARES        AMOUNT       CAPITAL           DEFICIT            TOTAL
                                        -------------    ----------    ------------    ----------------    -------------
Balance, December 31, 1994                10,164,214     $     102      $   24,877       $     (48,149)    $    (23,170)
Sale of common stock to executives            40,692             -             100                   -              100
Repurchase of common stock                   (20,341)            -             (68)                  -              (68)
Net loss                                           -             -               -             (18,058)         (18,058)
                                        -------------    ----------    ------------    ----------------    -------------

Balance, December 30, 1995                10,184,565           102          24,909             (66,207)         (41,196)
Repurchase of common stock                  (122,068)           (1)           (345)                  -             (346)
Net loss                                           -             -               -             (17,854)         (17,854)
                                        -------------    ----------    ------------    ----------------    -------------

Balance, December 28, 1996                10,062,497           101          24,564             (84,061)         (59,396)
Issuance of common stock                     198,080             2              (1)                  -                1
Net loss                                           -             -               -             (14,714)         (14,714)
                                        -------------    ----------    ------------    ----------------    -------------
Balance, December 27, 1997                10,260,577     $     103      $   24,563     $       (98,775)     $   (74,109)
                                        =============    ==========    ============    ================    =============

  The accompanying notes are an integral part of these financial statements.

DUANE READE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                       FOR THE 52 WEEKS ENDED
                                                      -------------------------------------------------------------
                                                        DECEMBER 27,          DECEMBER 28,         DECEMBER 30,
                                                            1997                  1996                 1995
                                                      -----------------     -----------------    ------------------
Cash flows from operating activities:
  Net loss                                             $       (14,714)       $      (17,854)        $      (18,058)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation and amortization of property
    and equipment                                                3,507                 3,015                 1,929
      Amortization of goodwill and other
     intangibles                                                 9,542                18,897                13,940
      Accretion of principal of zero coupon debt                13,081                11,249                 9,628
      Other                                                      1,761                 1,526                 1,769
  Changes in operating assets and liabilities:
     Receivables                                                (2,421)               (1,431)               (1,962)
     Inventories                                               (18,751)               (4,767)               (6,745)
     Accounts payable                                            3,495                  (412)                7,382
     Prepaid and accrued expenses                                2,086                 2,321                  (658)
   Increase in other (liabilities) assets - net                 (1,392)                   51                  (491)
                                                      -----------------     -----------------    ------------------
      NET CASH (USED IN) PROVIDED BY OPERATING

     ACTIVITIES                                                 (3,806)               12,595                 6,734
                                                      -----------------     -----------------    ------------------
 Cash flows from investing activities:
    Proceeds from sales of capital assets                        1,075                     -                     -
    Capital expenditures                                       (13,493)               (1,247)               (6,868)
    Systems development costs                                        -                (2,566)               (6,268)
    Sale of government securities -net                               -                    44                   382
                                                      -----------------     -----------------    ------------------
    NET CASH USED IN INVESTING ACTIVITIES                      (12,418)               (3,769)              (12,754)
                                                      -----------------     -----------------    ------------------
  Cash flows from financing activities:
     Proceeds from new term loan                                65,475                     -                     -
     Borrowings from new revolving credit
    facility                                                    24,500                     -                     -
     Repayments of old term loan                               (69,475)               (5,625)              (15,000)
     Net borrowings (repayments) - old revolving
    credit facility                                             (2,500)               (1,500)                4,000
     Repayments of other long-term borrowings                     (116)                    -                     -
     Financing costs                                            (3,079)                 (952)                 (885)
     Repayments of new term loan                                  (165)                    -                     -
     Proceeds from issuance of long-term debt                        -                     -                15,000
     Proceeds from issuance of stock                                 1                     -                    25
     Repurchase of stock                                             -                   (95)                  (68)
     Capital lease financing                                     4,133                   274                 4,329
     Repayments of capital lease obligations                    (2,505)               (2,845)               (2,617)
                                                      -----------------     -----------------    ------------------
       NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                     16,269               (10,743)                4,784
                                                      -----------------     -----------------    ------------------
  Net increase (decrease) in cash                                   45                (1,917)               (1,236)
  Cash at beginning of year                                        216                 2,133                 3,369
                                                      -----------------     -----------------    ------------------
  CASH AT  END OF YEAR                                 $           261       $           216      $          2,133
                                                      =================     =================    ==================
Supplementary disclosures of cash flow information:
Cash paid for interest                                 $        17,601       $        18,391      $         18,298
                                                      =================     =================    ==================


  The accompanying notes are an integral part of these financial statements.

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Duane Reade Inc. (the "Company") was formed on June 16, 1992 for the purpose of acquiring Daboco, Inc. ("Daboco"). The acquisition took place on September 25, 1992. Daboco and Duane Reade Inc. ("DR Inc."), a subsidiary of Daboco, are general partners in Duane Reade, which operates a chain of retail drug stores (67 at December 27, 1997) in the New York City area.

     Also in June 1997 the Company entered into a recapitalization agreement (Note 10).

     Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current presentation.

     REPORTING YEAR: The fiscal year for the Company is the 52/53 week reporting period ending on the last Saturday in December.

     RECEIVABLES: Receivables consist primarily of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company has not provided an allowance for doubtful accounts as its historical write-offs have been immaterial. The Company reflects promotional allowances from vendors as income when such allowances are earned. The carrying value of the Company's receivables approximate fair value given the short-term maturity of these financial instruments.

     INVENTORIES AND COST OF SALES: Substantially all inventories are stated at the lower of cost, determined pursuant to the last-in, first-out retail dollar value method (LIFO), or market. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. If current cost had been used, inventories at December 27, 1997 and December 28, 1996 would not be materially different from the amounts reflected on the accompanying balance sheets.

     Cost of sales includes distribution and occupancy costs.

     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of assets as follows:

     Buildings and improvements ...........30 years
     Furniture, fixtures and equipment ....5-10 years

     Leasehold improvements ...............Life of lease or, if shorter, asset
     Property under capital leases ........7 years

     OTHER ASSETS: Deferred financing costs arose in connection with borrowings under the Term Loan and with the issuance of the Senior Subordinated
     Notes and the Zero Coupon Notes and are amortized using the straight-line method, the results of which are not materially different from the interest method, over the term of the respective debt issue. Deferred financing costs which arose in connection with the September 30, 1997 credit agreement are amortized utilizing the interest method, over the term of the debt. Deferred financing costs which arose in connection with the Old Credit Agreement are amortized utilizing the interest method over the term of the debt.

     Systems development costs, consisting principally of costs relating to the new management information systems, are amortized using the straight-line method commencing in 1996 over a period of seven years.

     INTANGIBLE ASSETS: In September 1992, Holdings and Duane Reade entered into agreements with certain former members of management of Duane Reade, former shareholders of Daboco and shareholders of former partners of Duane Reade (collectively, the "Group") precluding such persons from competing with the operations of Duane Reade for a period of five years. The covenants not to compete were recorded at acquisition cost and were being amortized over the period of benefit using an accelerated method. During the first quarter of 1997, Holdings and Duane Reade entered into agreements in which the Company received consideration from the Group to terminate the non-compete agreements. In accordance with APB Opinion No. 17, Intangible Assets, the remaining carrying value of the non-compete agreements of $4.86 million as of December 28, 1996 was written off and has been included in the accompanying consolidated statement of operations as amortization expense.

     Goodwill is amortized on the straight-line method over 40 years. The carrying value of goodwill is periodically reviewed and evaluated by the Company based principally on its expected future undiscounted operating cash flows. Should such evaluation result in the Company concluding that the carrying amount of goodwill has been impaired, an appropriate write-down would be made.

     PRE-OPENING EXPENSES: Store pre-opening costs, other than capital expenditures, are expensed when incurred.

     INCOME TAXES: Income taxes are accounted for under the liability method prescribed by Statement of Financial Accounting Standards No. 109.

     RECENTLY ISSUED ACCOUNTING STANDARDS: The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the company will be required to adopt in future periods.

     FASB Statement No. 130 "Reporting Comprehensive Income," which the Company will adopt during the first quarter of 1998, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings, such changes are generally not significant to the Company and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on the consolidated financial statements.

     FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in the consolidated financial statements issued to shareholders for interim and annual periods. In addition, the Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers which have not previously been presented in the consolidated financial statements and related notes. The Company will adopt Statement No. 131 in 1998.

     ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from those estimates.

     NET LOSS PER COMMON SHARE: Net loss per common share is based on the weighted average shares outstanding during each period (10,160,851 for the 52 weeks ended December 27, 1997; 10,103,186 for the 52 weeks ended December 28, 1996 and 10,177,782 for the 52 weeks ended December 30,
     1995). The Company adopted the provisions of FASB Statement No. 128 "Earnings per Share" in 1997. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon exercise of the Company's stock options.

     Potential common shares relating to options to purchase common stock were not included in the weighted average number of shares for the fiscal years 1997, 1996 and 1995 because their effect would have been anti-dilutive.

2.    PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows (in thousands):

                                                                         DECEMBER 27,                 DECEMBER 28,
                                                                             1997                         1996
                                                                  -----------------------      ----------------------

       Land......................................................      $      312                   $     489
       Buildings and building improvements ......................           4,323                       4,523
       Furniture, fixtures and equipment ........................          11,367                       6,881
       Leasehold improvements....................................          17,620                      13,134
       Property under capital leases.............................           9,410                       5,063
                                                                  -----------------------      ----------------------
                                                                           43,032                      30,090
       Less--Accumulated depreciation and amortization ..........          10,475                       7,025
                                                                  -----------------------      ----------------------
                                                                       $   32,557                    $ 23,065
                                                                  =======================      ======================


3.    OTHER ASSETS

     Other assets are summarized as follows (in thousands):

                                                                                   DECEMBER 27,              DECEMBER 28, 1996
                                                                                       1997
                                                                            -----------------------     -----------------------
       Deferred financing costs (net of accumulated amortization of $4,117
       and $10,417) .......................................................         $        6,651             $         7,811
       Systems and integration costs (net of accumulated amortization
       of $3,009 and $1,461) ..............................................                  8,231                       9,798
       Other...............................................................                  2,118                         967
                                                                            -----------------------     -----------------------
                                                                                    $       17,000             $        18,576
                                                                            =======================     =======================

Included in other assets are notes receivable from executives in the amount of $237,000 at December 27, 1997 and $381,000 at December 28, 1996.

4.    DEBT

     Long-term debt consists of the following (in thousands):

                                                                        DECEMBER 27,                DECEMBER 28,
                                                                            1997                        1996
                                                                      ------------------     -----------------------
       Senior debt
             Term loan facility (A)................................   $          65,310           $          69,475
             Notes payable bank--revolving credit (A) .............              24,500                       2,500
             12% Senior Notes due September 15, 2002 (B) ..........              89,893                      90,000
       Subordinated debt
             15% Senior Subordinated Zero Coupon Notes due
             September 15, 2004 (C)................................              92,553                      79,481
                                                                      ------------------     -----------------------
                                                                                272,256                     241,456
             Less--Current portion ................................                 660                      12,000
                                                                      ------------------     -----------------------
                                                                       $        271,596            $        229,456
                                                                      ==================     =======================


     Amounts presented above are classified based upon their scheduled maturity dates. As noted below, all amounts were repaid during the first quarter of 1998 in connection with the Company's Existing Credit Agreement and the issuance of Common Stock and Senior Notes.

     (A) Outstanding balances under a credit agreement dated as of September 24, 1992, as amended, with a syndicate of lending institutions bear interest at floating rates, which at December 27, 1997 averaged 8.9%. On September 30, 1997, the Company entered into a credit agreement (the "Old Credit Agreement") with an affiliate of the DLJMB Entities and various financial institutions providing for a term loan of $65.5 million and a revolving credit facility of $30 million. Proceeds of the term loan were used to repay outstanding term loans
              ($63.5 million) and revolving loans ($2 million).

              The term loan is payable in quarterly installments of $165,000 from December 1997 through March 2001, with additional payments as outlined in schedule below. The balance of the term loan at December 27, 1997 of $65.3 million reflects the above amount less the first quarterly payment made in December. As of December 27, 1997, the borrowings outstanding under the revolving credit facility were $24.5 million (classified as a noncurrent liability); in addition, $285,000 in letters of credit had been issued.

              At December 27, 1997, the aggregate principal amount of the term loan matures as follows (in thousands):

              1998..............................          $       660
              1999..............................                  660
              2000..............................                  660
              2001..............................               31,495
              2002..............................               31,835
                                                    ------------------
                                                          $    65,310
                                                    ==================



              Subject to certain conditions, voluntary prepayments of the Term Loan are permitted without premium or penalty. Mandatory prepayments are required with respect to asset sales, permitted issuance of debt or equity and 75% of excess cash flows, as defined in the Credit Agreement, as amended.

              Obligations under the Old Credit Agreement are secured by a pledge of all of Duane Reade's tangible and intangible assets and are guaranteed by the Company, which has pledged 100% of its partnership interests in support of such guarantees. The guarantees are joint and several and full and unconditional.
              The Old Credit Agreement contains restrictions on indebtedness, asset sales, dividends and other distributions, capital expenditures, transactions with affiliates and other unrelated business activities. Financial performance covenants include interest coverage, leverage ratio, minimum net worth and fixed charge coverage. At December 27, 1997, the Company is in compliance with all of the covenants in the Old Credit Agreement.

     (B) On September 25, 1992, Duane Reade issued $90,000,000 aggregate principal amount of 12% Senior Notes due September 15, 2002, at face value. Interest is payable at 12% semiannually. The Senior Notes are guaranteed by Daboco and DR Inc. All of Daboco's assets are pledged to secure indebtedness under the Credit Agreement discussed in (A) above. As a result, such indebtedness will have claim on those assets that is prior to the claim of holders of the Senior Notes. To the extent that the amount of senior indebtedness exceeds the value of the collateral securing such indebtedness, the Senior Notes will rank pari passu with the Term Loans.

              Duane Reade is required to make a sinking fund payment on September 15, 2001 sufficient to retire 50% of the aggregate principal amount of Senior Notes originally issued. The Senior Notes are subject to redemption at the option of the issuer at 104.5% of par, plus accrued interest, at the end of 1997, declining to par, plus accrued interest, at the end of 2000. In the event of a change in control, Duane Reade shall be obligated to make an offer to purchase all outstanding Senior Notes at a repurchase price of 101% of the principal amount.

     (C) On September 25, 1992, Holdings issued $123,380,000 aggregate principal amount of 15% Senior Subordinated Zero Coupon Notes due September 15, 2004 (the "Zero Coupon Notes"), net of an $81,909,000 discount. The discount accretes through the Final Accretion Date of September 15, 1999. Thereafter, cash interest is payable at 15% semi-annually through maturity. Interest expense is determined using the effective interest method, which applies a constant yield to carrying value over the life of the Zero Coupon Notes.

              The Credit Agreement and the Senior Note Indenture referred to in
              (A) and (B) above provide for subordination of Holdings' debt to partnership debt.

              The notes are redeemable at the option of the issuer, in whole or in part, at 107.5% of Accreted Value (as defined in the Zero Coupon Note Indenture), plus accrued interest, at the end of 1997 declining to par, plus accrued interest, at the end of 2002. In the event of a change in control, Holdings shall be obligated to make an offer to purchase all outstanding Zero Coupon Notes at a repurchase price of 101% of Accreted Value (as defined in the Indenture) or principal amount, as applicable. The Accreted Value of the Zero Coupon Notes was $96,400,000 at December 27, 1997.

              Purchasers of the Zero Coupon Notes received 15% of the fully diluted common stock of the Company, with registration rights, for aggregate consideration of $3,529,000.

              The Indentures governing the Zero Coupon Notes and the Senior Notes include certain restrictive covenants. Subject to certain exceptions, the Indentures restrict transactions with affiliates, the incurrence of additional indebtedness, the payment of dividends, the creation of liens, certain asset sales, mergers and consolidations and certain other payments.

              The Company's debt is thinly traded in the market place. Accordingly, management is unable to determine fair market values for such debt at December 27, 1997.

              The Zero Coupon Notes and the Senior Notes were issued pursuant to Registration Rights Agreements under which Holdings and Duane Reade consummated registered exchange offers pursuant to which Holdings and Duane Reade exchanged the Zero Coupon Notes and the Senior Notes, respectively, for identical notes which have been registered under the Securities Act of 1933, as amended.

     In connection with the Company's new Credit Agreement (the "Existing Credit Agreement") issuance of common stock and Senior Notes in February 1998, all outstanding amounts under (A), (B) and (C) above were repaid in full (see Note 15).

5.   CAPITAL LEASE OBLIGATIONS

     As of December 27, 1997, the present value of capital lease obligations was $5.8 million (of which $1.9 million was payable during the next twelve months). Such obligations are payable in monthly installments over three to five year periods and bear interest at an average rate of 12.8%.

6.   INCOME TAXES

     Deferred tax assets and liabilities are determined based on the difference between book and tax bases of the respective assets and liabilities at December 27, 1997, December 28, 1996 and December 30, 1995 and are comprised of (in thousands):

                                                    DECEMBER 27,              DECEMBER 28,              DECEMBER 30,
                                                        1997                      1996                      1995
                                              -------------------------   ----------------------    ----------------------
      Inventories                                        $     (3,884)             $     (3,501)             $     (3,238)
                                              -------------------------   ----------------------    ----------------------
      Gross deferred tax liabilities                           (3,884)                   (3,501)                   (3,238)
                                              -------------------------   ----------------------    ----------------------

      Covenants not to compete                                      --                     1,851                     4,318
      Zero Coupon debt discount                                 19,838                    14,041                     9,885
      Other                                                      4,474                     3,558                     2,479
      Net operating loss carryforward                           32,255                    50,072                    49,217
                                              -------------------------   ----------------------    ----------------------

      Gross deferred tax assets                                 56,567                    69,522                    65,899
                                              -------------------------   ----------------------    ----------------------

      Net deferred tax assets                                   52,683                    66,021                    62,661
      Valuation allowance                                      (52,683)                  (66,021)                  (62,661)
                                              -------------------------   ----------------------    ----------------------

                                                         $         ---             $         ---             $         ---
                                              =========================   ======================    ======================

     The Company deducted for income tax purposes for the period September 25 to December 31, 1992 approximately $88 million of payments made to former partners of Duane Reade (the "Retirement Payments"). Approximately $22.2 million of the valuation allowance relates to the Retirement Payments.
     The Retirement Payments and other current tax deductions resulted in an available net operating loss of approximately $68.6 million which may be used to offset future taxable income of the Company through 2012. Due to the nature of the Retirement Payments, future reductions in that portion of the valuation allowance related to the Retirement Payments will be credited to goodwill. Further, due to the change in ownership arising as a result of the recapitalization, certain income tax law provisions apply which limit the ability of the Company to utilize the available net operating loss carryforwards. It is estimated that the annual limitation will be $5.1 million.

     The provision for income taxes for the 52 weeks ended December 27, 1997, December 28, 1996 and December 30, 1995 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following (in thousands):

                                               52 WEEKS ENDED                52 WEEKS ENDED                52 WEEKS ENDED
                                              DECEMBER 27, 1997             DECEMBER 28, 1996             DECEMBER 30, 1995
                                       ----------------------------   ----------------------------  ----------------------------
    Pretax accounting loss             $        (14,714)      100.0%    $     (17,854)      100.0%    $     (18,058)      100.0%
                                       =================  ==========  ================  ==========  ================  ==========
    Statutory rate                               (5,150)      (35.0)           (6,249)      (35.0)           (6,320)      (35.0)
    State and local taxes, net
    of federal tax                                 (332)       (2.3)           (1,201)       (6.7)           (1,233)       (6.8)
    Goodwill amortization                         1,218         8.3             1,218         6.8             1,218         6.7
    Net operating losses
    not utilized                                  1,530        10.4             5,534        31.0             5,828        32.3
    Nondeductible
    interest expense                                796         5.4               684         3.8               585         3.2
    Nondeductible recapitalization                1,915        13.0                 0         0.0                 0         0.0
    Other                                            23         0.2                14         0.1               (78)       (0.4)
                                       -----------------  ----------  ----------------  ----------  ----------------  ----------
    Effective tax rate                 $            ---         --%     $         ---        ---%     $         ---        ---%
                                       =================  ==========  ================  ==========  ================  ==========

7.   STORE PRE-OPENING EXPENSES

     Duane Reade opened seven new store locations during the 52 weeks ended December 27, 1997, one new store location during the 52 weeks ended December 28, 1996 and eight new store locations during the 52 weeks ended December 30, 1995.

8.   COMMITMENTS AND CONTINGENCIES

     LEASES

     Duane Reade leases all of its store facilities under operating lease agreements expiring on various dates through the year 2022. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Rent expense for the 52 weeks ended December 27, 1997, December 28, 1996 and December 30, 1995 was $26,587,000, $24,420,000 and $22,703,000,
     respectively.

     Minimum annual rentals at December 27, 1997 (including obligations under new store leases entered into but not opened as of December 27, 1997) are as follows (in thousands):

           1998............................    $    28,899
           1999............................         29,300
           2000............................         28,512
           2001............................         28,204
           2002............................         27,682
           Remaining lease terms ..........        155,071
                                           ----------------

           Total...........................    $   297,668
                                           ================


     LITIGATION

     The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     MANAGEMENT AGREEMENTS

     The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to three years. Pursuant to the terms of such employment and related agreements, the Company and various executives entered into agreements pursuant to which
     (i) executives' salary and bonuses were established and (ii) executives purchased shares of common stock. In the event of employment termination, all of the stock may be repurchased by the Company. As a result of the recapitalization and the reverse stock split (Note 10), all outstanding shares were converted into common stock. As of December 27, 1997, an aggregate 287,578 shares of common stock are held by employees and former employees.

     COMMITMENTS

     The Company has established a Supplemental Executive Retirement Plan ("SERP") which presently covers only its Chairman. Such SERP provides for vesting over a twenty year period. However, if the Chairman's employment is terminated without cause, as defined, or if the Chairman resigns with cause, as defined, such vesting becomes immediate, in which event the Company would be liable to the Chairman (in addition to amounts accrued in the financial statements) in the amount of approximately $700,000.

     The Company is subject to a loan agreement between the Company, certain of the DLJMB Entities and an executive of the Company whereby the Company has an obligation to assume a $1 million loan made to said executive, should certain of the DLJMB Entities elect. At December 27, 1997, the such DLJMB Entities have not exercised such election.

9.   EMPLOYEE BENEFIT PLANS

     On October 12, 1992, the Company adopted the 1992 Stock Option Plan of Duane Reade Holding Corp. (the "Plan"). Under the Plan, a committee designated by the Board of Directors to administer the Plan (the "Committee") may grant, to executive and other key employees of the Company, nonqualified stock options to purchase up to an aggregate of 510,757 (adjusted for the recapitalization--See Note 10--and the reverse stock split--see Note 15) shares of common stock of the Company at an exercise price fixed by the Committee. The options are exercisable at such time or times as the Committee determines at or subsequent to grant. The term of the options set by the Committee shall not exceed 10 years.

     At December 27, 1997, there were outstanding nonqualified stock options to purchase up to an aggregate of 635,207 (adjusted for the recapitalization and the reverse stock split, Note 10) shares of common stock (including options granted outside the Plan), all of which are vested.

     Changes in options outstanding (including options granted outside the Plan) during 1997 and 1996 are summarized as follows:

                                                                          OPTION PRICE PER SHARE
                                                          -------------------------------------------------      Total
                                                          $.58        $7.34-$12.77      $29.37      $40.86      Options
                                                          ----        ------------      ------      ------      -------
      Options outstanding, December 30, 1995                 40,110           40,109       40,109      40,109      160,437
      Options granted                                       723,662            2,745        2,745       2,745      731,897
      Options canceled                                      (13,728)         (13,726)     (13,726)    (13,726)     (54,906)
                                                           --------         --------     --------    --------     --------
      Options outstanding, December 28, 1996                750,044           29,128       29,128      29,128      837,428
      Options granted                                           851           68,953          851         851       71,506
      Options exercised                                      (2,745)             ---          ---         ---       (2,745)
      Options canceled                                     (262,747)          (2,745)      (2,745)     (2,745)    (270,982)
                                                           --------         --------     --------    --------     --------

      Options outstanding, December 27, 1997                485,403           95,336       27,234      27,234      635,207
                                                           ========         ========     ========    ========     ========

      Weighted average remaining life on
           outstanding options                            8.2 years         8.3 years    6.2 years    6.2 years   8.1 years


     During the second quarter of 1997, the Company adopted an Equity Participation Plan under which options for a total of 1,321,181 (adjusted for the recapitalization and the reverse stock split, Note 10) shares of common stock of the Company may be granted to employees, consultants and non-employee directors of the Company if the Company meets specific performance targets. At December 27, 1997, options for 1,019,284 shares have been granted to employees.

     Changes in options outstanding under the Equity Participation Plan during the 52 weeks ended December 27, 1997 are summarized as follows:

                                                                        Number
                                                                       of Options                    Option Price
                                                             ------------------------------     -----------------------
      Options outstanding, December 28, 1996                                            --                          --
      Options granted                                                            1,019,284                  $     8.33
                                                             ------------------------------     -----------------------
      Options outstanding, December 27, 1997                                     1,019,284                  $     8.33
                                                             ==============================     =======================


     As permitted, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the proforma effect on the Company's net loss for the 52 weeks ended December 27, 1997 and December 28, 1996 would have been less than $100,000 and $200,000, respectively. The proforma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 60.0%, risk free interest rate of 6.0% and an expected term of 8 years. These proforma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered.

     The Company maintains an employee savings plan pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC") which covers substantially all non-union employees other than key employees as defined by IRC. Eligible participating employees may contribute up to 10% of their pretax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching provisions at the discretion of the Company (to a maximum of 1% of pretax salaries) and has a feature under which the Company may contribute additional amounts for all eligible employees. The Company's policy is to fund such costs under the 401(k) Plan as accrued. For the 52 weeks ended December 27, 1997 and December 28, 1996, there were no employer contributions to the 401(k) Plan. For the 52 weeks ended December 30, 1995, employer contributions to the 401(k) Plan were $166,000.

     Duane Reade is under contract with local unions to contribute to multi-employer pension and welfare benefit plans for certain of its employees. For the 52 weeks ended December 27, 1997, December 28, 1996 and December 30, 1995, contributions to such plans were $6,751,000, $5,783,000 and $5,200,000, respectively.

10.  RECAPITALIZATION

     During June 1997, the Company entered into a recapitalization agreement (the "Agreement") with its stockholders ("Stockholders") and certain investors ("Investors"). The Agreement provided for (i) the purchase by Investors from the Stockholders of substantially all their stock holdings in the Company, (ii) a conversion of all of the outstanding shares of the Company into a newly authorized class of Class B Common stock and (iii) the creation of a new authorized class of preferred stock which will carry the rights and preferences granted by the Company's Board of Directors when issued.

     Shares were converted as follows:



                                                           Approximate
                   Prior Class                           Conversion Rate
                   -----------                           ----------------
     Common and Common Class A  .........................         28/1
     Common Class P and Common Class P-1 ................        355/1

     In addition, because of the change in control, the Company was obligated to and made offers to repurchase all outstanding Senior Notes and Zero Coupon Notes at 101% of the principal amount or accreted value thereof, respectively. Such offers expired on September 12, 1997. The Company repurchased an aggregate of $107,000 principal amount of Senior Notes and $9,000 of Zero Coupon Notes pursuant to the offers.

     These financial statements do not reflect any adjustments as a result of the June 1997 change in control.

     On January 14, 1998, the Company effected an 8.326 reverse stock split of its common stock. All references to common stock amounts, shares and per share data included herein have been adjusted to give retroactive effect to such reverse stock split.

11.  NONRECURRING CHARGES

     During the first quarter of 1997, the Company considered a public offering of its common stock and took certain steps in connection with these plans. Such plans were abandoned upon consummation of the transaction discussed in Note 10.

     Costs and expenses incurred in connection with the abandoned public offering, the recapitalization and the exchange offers referred to in Note 10 aggregated approximately $12.7 million, including investment banking fees of $7.7 million (including $3.5 million to an affiliate of the Investors and $0.6 million to the Stockholders), write-off of unamortized deferred financing costs relating to the old credit agreement of $1.8 million, legal and accounting fees of $1.6 million, stand-by commitment fees relating to the exchange offers of $1.2 million to an affiliate of the Investors, and other costs of $0.4 million. The Company has treated these expenses as non-recurring because such expenses related to financing activities in connection with the Recapitalization and related events, which the Company does not expect to repeat.

12.  RELATED PARTY TRANSACTIONS

     In 1992, the Company and the then principal stockholder of the Company (who has subsequently sold most of its shares, Note 10) entered into a professional services agreement whereby consulting, advisory, financial and other services were provided at the Company's request, for a five year term. During the 52 weeks ended December 28, 1996 and December 30, 1995, such fees aggregated approximately $1.0 million.

     In addition, the Investors paid an executive approximately $0.8 million for advisory services rendered and a former executive approximately $1.6 million for the repurchase and cancellation of exercisable stock options. The accompanying financial statements do not reflect such payments.

     Costs incurred in connection with the Old Credit Agreement aggregated approximately $2.7 million (including a funding fee of $2.4 million to an affiliate of the DLJMB Entities).

13.  SUBSEQUENT EVENTS

     On February 13, 1998, the Company issued 6,700,000 shares of common stock in an initial public offering for net proceeds of approximately $101.8 million. In addition to the issuance of common stock, the Company entered into the Existing Credit Agreement which provides for borrowings of up to approximately $160 million and issued $80 million of new Senior Notes. The net proceeds of the common stock and the sale of the Senior Notes and borrowings under the Existing Credit Agreement were used for the (i) redemption of all of the Zero Coupon Notes for $99.8 million (including a redemption premium of $7.0 million), (ii) redemption of all the Senior Notes for $93.9 million (including a redemption premium of $4.0 million),
     (iii) repayment of the outstanding term loan indebtedness of $65.3 million, (iv) repayment of outstanding revolving indebtedness of $27.5 million and (v) payment of fees and expenses in connection with the Company's refinancing plan.

     The early payment of the Zero Coupon and Senior Notes will result in an extraordinary loss of approximately $23.6 million in the first quarter of 1998.

14.  SELECTED QUARTERLY INFORMATION (UNAUDITED)
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

QUARTER                                             1997                 1996                   1995
SALES
First                                    $        99,740     $         90,594      $          77,985
Second                                           107,423               96,438                 84,141
Third                                            106,633               94,061                 84,157
Fourth                                           116,020              100,373                 90,639
                                         ================    =================     ==================
   Year                                  $       429,816     $        381,466      $         336,922
                                         ================    =================     ==================

GROSS PROFIT

First                                    $        23,837     $         19,965      $          19,007
Second                                            25,941               22,723                 21,073
Third                                             27,605               22,608                 19,775
Fourth                                            30,093               27,665                 17,240
                                         ----------------    -----------------     ------------------
   Year                                  $       107,476     $         92,961      $          77,095
                                         ================    =================     ==================

NET LOSS
First                                    $         (2,165)   $         (5,135)     $          (3,436)
Second                                            (10,192)             (3,225)                (3,783)
Third                                              (1,808)             (4,125)                (4,669)
Fourth                                               (549)             (5,369)                (6,170)
                                         ----------------    -----------------     ------------------
   Year                                  $       (14,714)    $        (17,854)     $         (18,058)
                                         ================    =================     ==================

NET LOSS PER COMMON SHARE (BASIC
AND DILUTED)
First                                    $          (.21)    $           (.50)     $            (.34)
Second                                             (1.01)                (.32)                  (.37)
Third                                               (.18)                (.41)                  (.46)
Fourth                                              (.05)                (.54)                  (.60)
                                         ----------------    -----------------     ------------------
   Year                                  $         (1.45)    $          (1.77)     $           (1.77)
                                         ================    =================     ==================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         DIRECTORS AND OFFICERS

                The following table sets forth the directors and executive officers of the Company:

         Name                               Age                          Position
         ----                               ---                          ---------
Anthony J. Cuti.............................52         Chairman, Chief Executive Officer and President
William Tennant.............................50         Senior Vice President and Chief Financial Officer
Gary Charboneau.............................53         Senior Vice President - Sales and Merchandising
Jerry M. Ray................................50         Senior Vice President - Store Operations
Nicole S. Arnaboldi.........................39         Director
David L. Jaffe..............................39         Director
Andrew J. Nathanson.........................40         Director
Kevin Roberg................................46         Director
David W. Johnson............................65         Director

                ANTHONY J. CUTI has been Chairman and Chief Executive Officer of the Company since April 1996. Prior to joining the Company, Mr. Cuti served as President and as a member of the Board of Directors of Supermarkets General and Pathmark from 1993 to 1996 and, prior to being named President of Supermarkets General and Pathmark, Mr. Cuti was Executive Vice President and Chief Financial Officer of Supermarkets Generals. From 1984 to 1990, he was the Chief Financial Officer of the Bristol-Myers International Group of the Bristol-Myers Company and prior to that was employed by the Revlon Corporation.

                WILLIAM TENNANT has been Senior Vice President and Chief Financial Officer of the Company since February 1997. Prior to joining the Company, Mr. Tennant was Senior Vice President and Chief Financial Officer of Tops Appliance City, a consumer electronics retailer, from 1993 to 1996. From 1986 to 1993, Mr. Tennant served as Vice President and Controller for the Great Atlantic & Pacific Tea Company.

                GARY CHARBONEAU has been Senior Vice President in charge of Sales and Merchandising of the Company since February 1993. Prior to joining the Company, Mr. Charboneau held various positions at CVS, a retail drugstore chain, from 1978 to February 1993, most recently as Executive Vice President.

                JERRY M. RAY has been Senior Vice President in charge of Store Operations since July 1996 and served as Vice President of Pharmacy Operations from April 1995 to June 1996. From 1991 to 1994, Mr. Ray served as President and CEO of Begley Drugstores, Inc.

                NICOLE S. ARNABOLDI has been a Director of the Company since June 1997. Ms. Arnaboldi is a Managing Director of DLJMB. She joined the DLJ Merchant Banking Group in March 1993 after six years with The Sprout Group, DLJ's venture capital affiliate.

                DAVID L. JAFFE has been a Director of the Company since June 1997. Mr. Jaffe is a Managing Director of DLJMB. Mr. Jaffe joined DLJ Merchant Banking in 1984 and became a Managing Director in 1995. He currently sits on the Board of Directors of each of EZ Buy and EZ Sell Recycler Corporation, OHA Financial, Inc., OSF, Inc., Terra Nova Group, Pharmaceutical Fine Chemicals SA and Brand Scaffold Services, Inc.

                ANDREW J. NATHANSON has been a Director of the Company since June 1997. Mr. Nathanson is a Managing Director of DLJ. Mr. Nathanson joined DLJ in 1989 from Drexel Burnham Lambert, and has been a Managing Director of DLJ since 1991. Mr. Nathanson also serves on the Board of Directors of Specialty Foods, Inc.

                KEVIN ROBERG has been a Director of the Company since February 1998. Mr. Roberg currently serves as Chief Executive Officer and President of ValueRx. Prior to serving in this position, Mr. Roberg served as Chief Executive Officer and President of Medintell Systems Corporation during 1995 and as President - Western Health Plans and President - PRIMExtra, Inc. for EBP Health Plans, Inc. from 1994 to 1995. Mr. Roberg served as President-Self Funded and Private Label Division from 1993 to 1993 for Diversified Pharmaceutical Services (a subsidiary of United HealthCare Corporation) ("Diversified") and prior to that served as Chief Operating Officer of Diversified.

                DAVID W. JOHNSON has been a Director of the Company since February 1998. Since 1993, Mr. Johnson has served as Chairman of the Board of Campbell Soup Company. Prior to holding this position, Mr. Johnson served as President and Chief Executive Officer of Campbell Soup Company. Mr. Johnson also serves on the Board of Directors of Colgate Palmolive Company.

         COMMITTEES OF THE BOARD OF DIRECTORS

                The members of the Compensation Committee are Messrs. Jaffe and Johnson. The duties of the Compensation Committee are to provide a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives. In addition, the Compensation Committee will review management's recommendations on (i) compensation of all officers of the Company and (ii) adopting and changing major Company compensation policies and practices, and report its recommendations to the entire Board of Directors for approval and authorization. The Compensation Committee will administer the Company's stock plans.

                The Board of Directors may also establish other committees to assist in the discharge of its responsibilities.

ITEM 11.

                EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                The following table summarizes the principal components of compensation of the Chief Executive Officer and the other four highest compensated executive officers of the Company (the "Named Executive Officers") for the fiscal year ended December 27, 1997. The compensation set forth below fully reflects compensation for services performed on behalf of the Company and its subsidiaries.

                                                                                    LONG-TERM
                                                     ANNUAL COMPENSATION            COMPENSATION
                                            -------------------------------------   -------------
                                                                                    SECURITIES

NAME AND                         FISCAL                              OTHER ANNUAL   UNDERLYING    ALL OTHER
PRINCIPAL POSITION               YEAR       SALARY     BONUS         COMPENSATION   OPTIONS(#)    COMPENSATION

Anthony J. Cuti..................1997      $386,000     $475,000           $--        496,569         $--
   Chief Executive Officer
Gary Charboneau..................1997       243,000      121,600            --        141,877          --
   Senior Vice President-Sales
   and Merchandising
Jerry M. Ray`....................1997       200,000      100,000            --        118,231          --
   Senior Vice President-Store
   Operations
William J. Tennant...............1997       151,000(1)    61,300            --        115,393          --
   Senior Vice President-Chief
   Financial Officer
Joseph S. Lacko..................1997       150,000       52,500           --          11,823          --
   Vice President-Management
   Information Systems

----------------

(1) Reflects Mr. Tennant's salary for the partial year from February 18, 1997 (when he joined the Company) through December 27, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                The following table discloses options granted during fiscal year 1997 to the Named Executive Officers.

                                              INDIVIDUAL GRANTS
                           --------------------------------------------------------
                           NUMBER OF        % OF TOTAL                                 POTENTIAL REALIZABLE VALUE AT
                           SECURITIES       OPTIONS                                    ASSUMED RATES OF STOCK PRICE
                           UNDERLYING       GRANTED TO      EXERCISE OR                APPRECIATION FOR OPTION TERM(2)
                           OPTIONS          EMPLOYEES IN    BASE PRICE    EXPIRATION   -------------------------------
                           GRANTED(1)       FISCAL YEAR     PER SHARE     DATE                 5%            10&

Anthony J. Cuti..........  496,569           45.5%            $8.33      6/18/07           $2,602,022   $6,594,436
Gary Charboneau(3).......  141,877           13.0              8.33      6/18/07              743,435    1,884,127
Jerry M. Ray(3)..........  118,231           10.8              8.33      6/18/07              619,530    1,570,081
William J. Tennant(4)....  115,393           10.6           7.34-8.33 2/18/07-6/18/07         561,964(5) 1,425,104(5)
Joseph S. Lacko .........   11,823            1.1              8.33      6/18/07               61,953      157,009
------------------
(1)    Except for 68,101 options grated to Mr. Tennant under a separate program, all of such options vest fully on the eighth anniversary of the grant date and may vet sooner based on the Company's achievement of certain specified targets.

(2) Amounts reflect certain assumed rates of appreciation for the term of the option as set forth in the executive compensation disclosure rules of the Securities and Exchange Commission and are not intended to forecast future appreciation of the Common Stock. Actual gains, if any, on stock option exercises depend on future performance of the Company's stock and overall market conditions. For each Named Executive Officer other than Mr. Tennant, at an annual rate of appreciation of 5% per year for the option term, the price of the Common Stock would be approximately $13.57 per share as of the expiration date, and for Mr.
       Tennant such price would be approximately $12.62 per share. For each Named Executive Officer other than Mr. Tennant, at an annual rate of appreciation of 10% per year for the option term, the price of the Common Stock would be approximately $21.61 per share as of the expiration date, and for Mr. Tennant such price would be approximately
       $20.10 per share.

(3) All of such options were granted under the Equity Plan (as defined below). The options granted under such plan are subject to repurchase provisions upon termination of employment. See "-- Stock Options."

(4) 68,101 of Mr. Tennant's options were granted pursuant to a separate program with the Company, and the remaining 47,292 options were granted pursuant to the Equity Plan.

(5)    Amounts for Mr. Tennant are calculated based on a weighted average exercise price of $7.75 per share.


                         FISCAL YEAR END OPTION VALUES

                The following table summarizes the number and value of all unexercised options held by the Named Executive Officers at the end of 1997. There were no options exercised in the Company's last fiscal year.

                                                                NUMBER OF
                                                                SECURITIES
                                                                UNDERLYING
                                                                UNEXERCISED             VALUE OF UNEXERCISED
                           SHARES                               OPTIONS                 IN-THE-MONEY OPTIONS
NAME                       ACQUIRED         VALUE REALIZED      FISCAL YEAR END         AT FISCAL YEAR END ($)(1)
----                       --------         --------------      ---------------         -------------------------
                                                                EXERCISABLE/                 EXERCISABLE/
                                                                UNEXERCISABLE                UNEXERCISABLE
Anthony J. Cuti............  --                   --           409,931/451,168                $2,825,108/0
Gary Charboneau............  --                   --            68,985/128,905                   306,443/0
Jerry M. Ray...............  --                   --            55,842/107,421                   285,161/0
William J. Tennant.........  --                   --            72,425/42,968                     67,420/0
Joseph S. Lacko............  --                   --            18,917/9,931                     131,944/0

-----------------

(1) Assumes the value of the Common Stock as of December 27, 1997 is equal to $8.33 per share.

                Mr. Barry Weston, the Company's former Chief Executive Officer, resigned from the Company effective as of February 28, 1997. In connection with Mr. Weston's severance from the Company and the Recapitalization, Mr. Weston received approximately $1.6 million from DLJMB and all of his unexercised options were effectively canceled. In addition, Mr. Weston received approximately $412,000 from the Company during 1997, a portion of which was attributable to his 1995 and 1996 bonus and the remainder of which was attributable to severance payments.

         COMPENSATION OF DIRECTORS

                Directors of the Company who are employees of the Company, DLJ or DLJMB or their respective subsidiaries are not compensated for serving as directors. As of the date of their election to the Board of Directors, each of Messrs. Roberg and Johnson received 5,000 options to purchase Common Stock at $21.5625 per share. The Company plans to compensate future Directors who are not employees of the Company, DLJ or DLJMB ("Non-Employee Directors") with option grants for serving in such capacity and for serving on committees of the Board of Directors and to reimburse Non-Employee Directors for out-of-pocket expenses incurred in such capacity.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Prior to the consummation of its initial public offering, the Company did not have a compensation committee. Instead, compensation decisions regarding the Company's executive officers were made by the Board of Directors. Each executive officer of the Company has an employment agreement with the Company that establishes his annual compensation. See "--Employment Agreements."

EMPLOYMENT AGREEMENTS

         Effective June 18, 1997, the Company entered into an employment agreement with Anthony J. Cuti (the "Cuti Employment Agreement"). Pursuant to the Cuti Employment Agreement, Mr. Cuti serves as Chairman, President and Chief Executive Officer of the Company. The Cuti Employment Agreement provides for
(i) a base salary of $425,000 per year, which will increase to $500,000 in 1998 and $550,000 in 1999 if certain EBITDA targets (as defined in the Cuti Employment Agreement) are met and will increase every 18 months commencing July 1, 2001 by not less than the percentage increase in a designated consumer price index for such 18-month period, (ii) an annual incentive bonus of up to 200% of base salary based on certain EBITDA targets and (iii) participation in all benefit plans generally available to executive officers of the Company.

         Pursuant to the Cuti Employment Agreement and the Equity Plan described below, on June 18, 1997, Mr. Cuti was granted non-qualified stock options to purchase an aggregate of 496,569 shares of Common Stock at an exercise price of $8.33 per share. Subject to Mr. Cuti's continued employment with the Company, the options generally will become 100% vested on the eighth anniversary of the date of grant, but may vest sooner based on the Company's achievement of certain specified financial targets. Furthermore, the vesting of options will accelerate upon the occurrence of a sale of the Company (as defined in the Cuti Employment Agreement) on or prior to December 30, 2001, based on the Company's achievement of specified financial targets prior to the date of any such sale of the Company.

         The Cuti Employment Agreement provides that Mr. Cuti may generally only transfer up to 10% of his shares of Common Stock in each calendar year while he is an employee of the Company, except pursuant to certain rights and obligations (i) to transfer ("put") his shares to the Company upon termination of employment and (ii) to transfer shares in connection with certain transfers of Common Stock by DLJMBPII. The Cuti Employment Agreement also provides that Mr. Cuti will be given the opportunity to invest additional amounts in stock of the Company in the event that DLJMBPII invests new equity in the Company or creates an instrument that may be dilutive to Mr. Cuti's equity position relative to DLJMBPII.

         Mr. Cuti's initial term of employment is for three years and, unless terminated by notice of non-renewal by either the Company or Mr. Cuti, will continue thereafter for successive one-year periods. Pursuant to the Cuti Employment Agreement, if the Company terminates Mr. Cuti without "cause" (as defined in the Cuti Employment Agreement) or by notice of non-renewal or Mr. Cuti resigns with "good reason" (as defined in the Cuti Employment Agreement), Mr. Cuti will be entitled to continued base salary and incentive bonus payments (at the rate of two times base salary and bonus for the year prior to termination, which can be increased to three times base salary and bonus upon the occurrence of certain events, including a sale of the Company) and employee benefits for a two year period, which, under certain circumstances, including Mr. Cuti's termination of employment prior to June 18, 2003 and within one year following a Sale of the Company, may be extended by one year. Additionally, the vesting of Mr. Cuti's options may accelerate upon such a termination of employment, based on the Company's financial performance prior to such termination and whether a Sale of the Company has occurred. The Cuti Employment Agreement also contains certain non-compete, non-solicitation and confidentiality provisions. See also "Certain Relationships and Related Transaction-Cuti Loan Agreement."

         The Company has also entered into agreements with Messrs. Charboneau and Ray and certain other executives that provide for their initial base salary as well as annual incentive bonuses based on certain EBITDA targets. Mr. Charboneau's employment agreement provides for an annual base salary of $220,000 and for additional increases from time to time as the Company may determine. Mr. Ray's employment agreement provides for an annual base salary of $150,000 and for additional increases from time to time as the Company may determine. Each of Messrs. Charboneau and Ray are entitled to severance payments equalling 12 months of their respective salaries if they are terminated without "cause" (as respectively defined in the agreements).

         The Company's agreement with Mr. Lacko provides for payment of an annual base salary of $150,000 as well as for payment of annual incentive bonuses based upon achievement of certain corporate and financial objectives. Mr. Lacko's agreement also provides for the grant of stock options to acquire an aggregate of 6,805 shares of Common Stock. These options vested on June 18, 1997 and have an exercise price of $8.33 per share. In addition, Mr. Lacko's agreement provides for 12 months of salary continuation in the event Mr. Lacko is terminated without cause.

         The Company's agreement with Mr. Tennant provides for payment of an annual base salary of $175,000 per year as well as for payment of annual incentive bonuses based upon achievements of certain financial targets. Mr. Tennant's agreement also provides for the grant of stock options to acquire an aggregate of 68,101 shares of Common Stock at an exercise price of $7.34 per share. These options vested on June 18, 1997. The agreement also provides for 12 months of salary continuation in the event Mr. Tennant is terminated without cause.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company has established the Supplemental Executive Retirement Plan ("SERP"), an unfunded retirement plan that provides a lump sum benefit equal to the actuarial present value of a life annuity commencing at the later of age 65 or termination of employment for any reason other than for "cause." The SERP benefit is calculated as a percentage of a participant's Final Average Earnings (defined as the average base salary and bonus for the five years which produce the greatest amount multiplied by the participant's years of services with the Company). Currently, Mr. Cuti is the only SERP participant. Mr. Cuti's estimated SERP benefit, based on his annualized 1996 includable compensation and upon discount rates effective for termination of employment in December 1997, is estimated to be $619,000, if termination of employment occurs after 10 years when Mr. Cuti will be age 60 1/2, or $1,263,000 if termination of employment occurs after 14 1/2 years, when Mr. Cuti will be age 65. Pursuant to the Cuti

Employment Agreement, the Company is required to set aside funds in a "rabbi trust" to pay Mr. Cuti's SERP benefit in specified circumstances, including a sale of the Company, termination without "cause" and resignation for "good reason" (as respectively defined in the Cuti Employment Agreement). Furthermore, in the event of his termination without "cause" or by reason of the Company's non-renewal, his resignation for "good reason," or his death or disability, Mr. Cuti's SERP benefit will be calculated on the basis of 20 years of employment regardless of his actual number of years of employment with the Company (the present value of which was approximately $700,000 as of December 27, 1997).

STOCK OPTIONS

         1992 STOCK OPTION PLAN. The Board of Directors adopted and the Company's stockholders approved the 1992 Stock Option Plan (the "1992 Plan") in September 1992. Under the 1992 Plan, the Board of Directors may grant to executive and other key employees of the Company nonqualified stock options to purchase up to an aggregate of 510,757 shares of Common Stock of the Company at exercise prices and terms specified by the Board of Directors.

         At December 27, 1997, there were outstanding nonqualified stock options issued under the 1992 Plan to purchase up to an aggregate of 281,657 shares of Common Stock of the Company at exercise prices ranging from $0.58 to $40.88 per share. The 1992 Plan was frozen as to the future grants following the initial public offering of the Company's Common Stock. All options issued under the 1992 Plan are 100% vested.

         1997 EQUITY PARTICIPATION PLAN. As of June 18, 1997, the Board of Directors and stockholders of the Company approved the 1997 Equity Participation Plan (the "Equity Plan"). Since consummation of the initial public offering of the Company's Common Stock, the Equity Plan has been administered by the Compensation Committee. The Board of Directors is authorized under the Equity Plan to select the individuals to whom awards will be made (the "Participants") and determine the terms and conditions of the awards under the Equity Plan. The Equity Plan provides that the Board of Directors may grant or issue stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof, to any eligible employee or consultant. Each such award will be set forth in a separate a agreement with the person receiving the award and will indicate the type, terms, and conditions of the award. An aggregate of 1,321,181 shares of Common Stock of the Company have been reserved for issuance under the Equity Plan, subject to certain adjustments reflecting changes in the Company's capitalization. The Equity Plan provides that no Participant may receive awards relating to more than 480,429 shares of Common Stock per year.

         SECTION 162(M) LIMITATION. In general, under Section 162(m) of the Code ("Section 162(m)"), income tax deductions of publicly-held corporations may be limited to the extent total compensation including base salary, annual bonus, stock option exercises and non-qualified benefits for certain executive officers exceeds $1 million (less the amount of any "excess parachute payments" as defined in Section 280G of the Code) in any one year. Under a Section 162(m) transition rule for compensation plans of corporations which are privately held and which become publicly held in an initial public offering, the Equity Plan will not be subject to Section 162(m) until the "Transition Date" which is defined as the earliest of (i) the material modification of the Equity Plan; (ii) the issuance of all Common Stock and other compensation that has been allocated under the Equity Plan; and (iii) the first meeting of stockholders at which directors are to be elected that occurs after December 31, 2001. After the Transition Date, rights and awards granted under the Equity Plan will not qualify as "performance-based compensation" for purposes of Section 162(m) unless such rights and awards are granted by an independent compensation committee, and such awards are granted or vest upon pre-established objective performance goals, the material terms of which are disclosed to and approved by the stockholders of the Company. The transition rule will also apply to base salary and bonus payments made pursuant to employment agreements in effect at the time of the initial public offering of the Company's Common Stock.

         The Board of Directors generally will have the power and authority to amend the equity Plan at any time without approval of the Company's stockholders, subject to applicable federal securities and tax law limitations (including rules and regulations of the New York Stock Exchange).

ITEM 12.

                         SECURITY OWNERSHIP OF CERTAIN

                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership (as defined by the regulations of the Securities and Exchange Commission) of the Company's Common Stock (which constitutes the only class of voting capital stock of the Company) by (i) each person known to the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group, based on data as of March 15, 1998.

                                                                      SHARES BENEFICIALLY OWNED (1)
                                                                      -----------------------------
NAME                                                      NO OF SHARES                                PERCENT
----                                                      ------------                                -------
DLJ Merchant Banking Partners II, L.P. and related
  investors(2)..............................              8,292,162                                    48.9%
Anthony J. Cuti.............................                409,931                                     2.4%
David L. Jaffe(3)...........................                   __                                        __
Nicole S. Arnaboldi(3)......................                   __                                        __
Andrew J. Nathanson(3)......................                   __                                        __
Gary Charboneau.............................                272,436                                     1.6%
Jerry M. Ray................................                 96,532                                      *
William J. Tennant..........................                 72,425                                      *
Joseph S. Lacko.............................                 18,917                                      *
Kevin Roberg................................                  5,000                                      *
David W. Johnson............................                  5,000                                      *

All executive officers and directors as a group
  (10 persons)(3)...........................                861,324                                    4.9

--------------------

* Less than one percent

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that such person has the right to acquire within 60 days after the date of this Prospectus. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares that such person has the right to acquire within 60 days after the date of this prospectus are deemed to be outstanding, but not for the purposes of calculating the percentage ownership of any other person.

(2) Consists of shares held directly by the following related investors, each of whom is affiliated with DLJ: DLJ Merchant Banking Partners II, L.P. ("DLJMBPII"), 5,223,192 shares; DLJ Merchant Banking Partners II-A, L.P. ("DLJMBPII-A"), 208,012 shares; DLJ Offshore Partners II, C.V. ("DLJOPII"), 256,849 shares; DLJ

Diversified Partners, L.P. ("DLJ"), 305,371 shares; DLJ Diversified Partners-A, L.P. ("DLJDPA"), 113,405 shares; DLJMB Funding II, Inc. ("DLJMBFII"), 927,352 shares; DLJ Millennium Partners, L.P. ("Millennium"), 84,453 shares; DLJ Millennium-A, L.P. :("Millennium-A"), 16,471 shares; DLJ EAB Partners, L.P. ("DLJEAB"), 23,452 shares; UK Investment Plan 1997 Partners ("UK Investment"), 138,196 shares; and DLJ First ESC L.P. ("DLJ ESC" and, collectively with the aforementioned entities, the "DLJMBPII Entities") 995,009 shares. See "Certain Relationships and Related Transactions--DLJMB Relationships." The address of each DLJMBPII, DLJMBIIA, DLJDP, DLJDPA, DLJMBFII, Millennium, Millennium-A, DLJEAB, and DLJ ESC is 277 Park Avenue, New York, New York 10172. The address of DLJOPII is c/o John B. Gorsiraweg, 14 Willemstad, Curacao, Netherlands Antilles. The address of UK Investment is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. As a general partner of each of DLJMBPII, DLJMBIIA, DLJOPII, DLJDP, DLJDPA, DLJEAB, Millennium and Millennium-A, DLJMB may be deemed to beneficially own indirectly all of the shares held directly by DLJMBPII, DLJMBIIA, DLJOPII, DLJDP, DLJDPA, DLJEAB, Millennium and Millennium-A, and as the parent of each of DLJMB, DLJMBFII and DLJLBO Plans Management Corporation (the General partner of DLJ ESC and UK Investment), Donaldson, Lufkin & Jenrette Inc., the parent of DLJ ("DLJ Inc.") may be deemed to beneficially own indirectly all of the shares held by DLJMBPII, DLJMBIIA, DLJOPII, DLJDP, DLJDPA, DLJEAB, Millennium, Millennium-A, DLJMBFII, DLJESC and UK investment. The address of DLJ Merchant Banking, Inc. is 277 Park Avenue, New York, New York 10172.

(3) Mr. Nathanson is a Managing Director of DLJ and, as a result may be deemed to beneficially own the shares of Common Stock held by the DLJMBPII Entities. Mr. Nathanson expressly disclaims beneficial ownership of such shares of Common Stock. Ms. Arnaboldi and Mr. Jaffe are managing directors of DLJMB and DLJ Diversified Partners, Inc. ("DLJDPI"). DLJMB is the managing general partner of DLJMBII, DLJMBIIA, DLJOPII, Millennium and Millennium-A. DLJDPI is the managing general partner of DLJDP and DLJDPA. As a result, Ms. Arnaboldi and Mr. Jaffe may be deemed to beneficially own the shares of Common Stock held by each of DLJMBPII, DLJMBIIA, DLJOPII, DLJDP, DLJDPA, Millennium, Millennium-A. Ms. Arnaboldi and Mr. Jaffe expressly disclaim beneficial ownership of such shares of Common Stock.

ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DLJMB RELATIONSHIPS

                In connection with the Recapitalization, DLJMBPII and certain of its affiliates (the "DLJ Entities") purchased an aggregate of 9, 383,420 shares of Common Stock, certain members of management retained an aggregate of 284,832 shares of Common Stock and certain other stockholders retained an aggregate of 589,577 shares of Common Stock. The aggregate purchase price for the shares acquired by the DLJ Entities was approximately $78.7 million or approximately $8.33 per share. Each of these shareholders other than members of management signed the Stockholders and Registration Rights Agreement. See "--Stockholders and Registration Rights Agreement." Mr. Jaffe and Ms. Arnaboldi, directors of the Company, are managing Directors of DLJMB, and Mr. Nathanson, also a director of the Company, is a Managing Director of DLJ.

                On September 30, 1997, the Company entered into a credit agreement (the "Old Existing Credit Agreement") in which DLJ Capital Funding, Inc., an affiliate of DLJMBPII, ("DLJ Funding") acted as the arranger and syndication agent. In connection with the Old Credit Agreement, DLJ Funding received a customary funding fee of approximately $2.4 million. On February 13, 1998, the Company entered into its existing credit agreement (the "Existing Credit Agreement") for which DLJ Funding acted as the manager and syndication agent. In connection with the Existing Credit Agreement, DLJ Funding received a customary funding fee of approximately $1.9 million.

               DLJ (an affiliate of DLJMBPII) acted as financial advisor to the Company in connection with the structuring of the Recapitalization and received customary fees for such services of approximately $3.5 million and reimbursement for reasonable out-of-pocket expenses and affiliates of DLJ received standby commitment fees of approximately $1.2 million in connection with change of control offers for the Zero Coupon Notes and the Senior Notes, which were required as a result of the Recapitalization. The Company agreed to indemnify DLJ in connection with its acting as financial advisor. In addition, DLJ received its pro rata portion of the underwriters compensation (approximately $4.258 million) in connection with its services as lead underwriter in the initial public offering of the Company's Common Stock that was consummated on February 13, 1998. DLJ also served as sole underwriter in connection with the offering of the Company's 9 1/4% Senior Subordinated Notes due 2008 that was consummated on February 13, 1998, for which DLJ received
$2.4 million of underwriting compensation payable in connection therewith and $50,000 in connection with services relating to the defeasance of the Zero Coupon Notes and the Senior Notes. In addition, the DLJ Entities received $16.75 million from the sale of 1,091,658 shares of Common Stock in connection with the exercise by the Underwriters of their overallotment option in connection with the initial public offering of the Company's Common Stock.

CUTI LOAN AGREEMENT

                Pursuant to the terms of the Cuti Employment Agreement and a Secured Loan Agreement and related agreements among Mr. Cuti, the Company and DLJ (the "Loan Documents"), on November 20, 1997, Mr. Cuti borrowed $1 million from DLJ (the "Loan"). The Loan is secured by Mr. Cuti's pledge to DLJ of his options granted under the equity Plan and his option to purchase 496,569 shares of Common Stock, and all Common Stock and other proceeds payable upon exercise or other disposition thereof (the "Pledged Security"). The Loan is subject to interest at the Federal Mid-Term Rate as in effect from time to time and is generally payable in five equal installments commencing within 30 days after Mr. Cuti has the ability to receive cash in exchange for any of the Pledged Security. In addition, the Company may apply any amounts to which Mr. Cuti is entitled upon termination of employment to repayment of the Loan. The Cuti Employment Agreement and the Loan Documents further provide that in the event of termination of Mr. Cuti's employment by reason of termination by the Company without "cause" or the Company's non-renewal or his resignation with "good reason" (as such terms are defined in the Cuti Employment Agreement), the Company will reimburse Mr. Cuti for all interest accrued as of the date of such termination if the Company has achieved certain specified financial targets for the year prior to termination and the year of such termination. The Loan Documents permits DLJ to assign the Loan to certain of its affiliates, including the Company, and the Company is obligated pursuant to the Cuti Employment Agreement to assume the Loan from DLJ as soon as practicable after the Company and DLJ agree that the Company may do so. At December 27, 1997, the DLJ Investors had not exercised such election.

OTHER RELATIONSHIPS

         The Company incurred aggregate fees owing to Credit Suisse First Boston for financial services rendered from March 1995 through the consummation of the Recapitalization in the aggregate among of $3.6 million, of which $1.4 million was paid upon consummation of the Recapitalization and the remaining $2.2 million was paid in connection with the consummation of the initial public offering of the Company's Common Stock.

STOCKHOLDERS AND REGISTRATION RIGHTS AGREEMENT

         In connection with the Recapitalization, certain of the shareholders of the Company (the "Initial Shareholders") entered into a Stockholders and Registration Rights Agreement, pursuant to which the Company has granted the Initial Shareholders the right to cause the Company to register shares of Common Stock (the "registrable securities") under the Securities Act. Upon consummation of the Offering, 9,395,278 outstanding shares of Common Stock will constitute registrable securities and therefore will be eligible for registration pursuant to the Stockholders and Registration Rights Agreement. Under the terms of the Stockholders and Registration Rights Agreement, at any time after the one year anniversary date of the Offering, (i) the holders of at least a majority of the registrable securities held by the DLJ Entities can require the Company, subject to certain limitations, to file a registration statement under the Securities Act covering all or part of the registrable securities held by the DLJ Entities and (ii) the remaining

Initial Shareholders can require the Company, subject to certain limitations, to file a registration statement covering all or part of the registrable securities held by such Initial Shareholders (each, a "demand registration"). The Company is obligated to pay all registration expenses (other than underwriting discounts and commissions and subject to certain limitations) incurred in connection with the demand registrations. In addition, the Stockholders and Registration Rights Agreement provides the Initial Shareholders with "piggyback" registration rights, subject to certain limitations, whenever the Company files a registration statement on a registration form that cam be used to register securities held by such Initial Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (a) The following documents are filed as a part of this report:

                           (i)      Financial Statements

                           (ii)     Exhibits:

EXHIBIT NO.                 DESCRIPTION

3.1(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).

3.1(ii) Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).

3.2(i) Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).

3.2(ii) By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1)

3.3         Second Amended and Restated Partnership Agreement of Duane Reade.
            (incorporated by reference to Exhibit 3.3 of the Notes S-1)


4.1 Form of Indenture. (incorporated by reference to Exhibit 4.1 of the Notes S-1)


10.1 Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 registration Statement (File No. 333-41239), the "Common Stock S-1").

10.2 Duane Read Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).

10.3 Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit
            10.3 to the Common Stock S-1).

10.4 Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).

10.5 Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to
            Exhibit 10.5 to the Common Stock S-1).

10.6 Employment Letter Agreement, dated as of October 9, 1996, between Duane Read and Joseph Lacko (incorporated by reference to Exhibit
            10.6 to the Common Stock S-1).

10.7 Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).

10.8 Agreement, dated as of November 22, 1996 between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit
            10.8 to the Common Stock S-1).

10.9 Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.9 to the Common Stock S-1).

10.10 Agreement, dated February 4, 1997, as amended between Duane Reade and The Pharmacy fund, Inc. (incorporated by reference to Exhibit
            10.10 to the Common Stock S-1).

10.11 Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co. , Putnam high Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).

10.12* Credit Agreement, dated as of February 13, 1998, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, Fleet National Bank, as the Administrative Agent for the Lenders and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders.

10.13* Partnership Security Agreement, dated as of February 13, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent.

10.14* Borrower Security Agreement, dated as of February 13, 1998 between Duane Reade and Fleet National Bank as Administrative Agent.

10.15* Holdings Pledge Agreement, dated as of February 13, 1997, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent.

10.16 Form of Irrevocable Trust Agreement with respect to Senior Notes and Zero Coupon Notes between the Company and State Street Bank and Trust, as trustee.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).

27.1*       Financial Data Schedule.

* Filed herewith.

(b)      Reports on Form 8-K.   None.

(c)      Financial Statement Schedules:    None

Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are in applicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998

                                     DUANE READE INC.

                                     (Registrant)

                                     By: /s/ William J. Tennant
                                         ------------------------------
                                         Name:  William J. Tennant
                                         Title:  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 1998:

         SIGNATURES                          TITLES
         ----------                          ------
/s/ Anthony J. Cuti
------------------------   President and Chief Executive Officer and Director
Anthony J. Cuti            (Principal Executive Officer)

/s/ William J. Tennant
------------------------   Senior Vice President, Chief Financial Officer
William J. Tennant         (Principal Financial Officer; Principal Accounting
                           Officer)


/s/ Nicole S. Arnaboldi     Director
------------------------
Nicole S. Arnaboldi


/s/ David L. Jaffe          Director
------------------------
David L. Jaffe

                            Director
------------------------
David W. Johnson


/s/ Andrew J. Nathanson     Director
------------------------
Andrew J. Nathanson

                            Director
------------------------
Kevin Roberg

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998

                                     DRI I Inc.



                                     By: /s/ William J. Tennant
                                         ------------------------------
                                         Name:  William J. Tennant
                                         Title:  Senior Vice President and
                                                 Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons in the capacities indicated with respect to DRI I Inc.:

         SIGNATURE                          CAPACITY
         ---------                          --------
/s/ Anthony J. Cuti
------------------------   President and Chief Executive Officer and Director
Anthony J. Cuti             (Principal Executive Officer)

/s/ William J. Tennant
------------------------   Vice President,
William J. Tennant          (principal accounting and financial officer)


/s/ Nicole S. Arnaboldi     Director
------------------------
Nicole S. Arnaboldi


/s/ David L. Jaffe          Director
------------------------
David L. Jaffe


/s/ Andrew J. Nathanson     Director
------------------------
Andrew J. Nathanson

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998

                                         DUANE READE INC.


By: DRI I Inc., a general partner        By: Duane Reade Inc.


By: /s/ William J. Tennant               By: /s/ William J. Tennant
    ---------------------------              ------------------------------
    Name:  William J. Tennant                Name:  William J. Tennant
    Title: Senior Vice President and         Title: Senior Vice President and
           Chief Financial Officer                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

         SIGNATURE                          CAPACITY
         ---------                          --------
/s/ Anthony J. Cuti
------------------------   President and Chief Executive Officer and Director
Anthony J. Cuti             (Principal Executive Officer)

/s/ William J. Tennant
------------------------   Senior Vice President, Chief Financial Officer
William J. Tennant          (principal accounting and financial officer)


/s/ Nicole S. Arnaboldi     Director
------------------------
Nicole S. Arnaboldi


/s/ David L. Jaffe          Director
------------------------
David L. Jaffe


                            Director*
------------------------
Kevin Roberg


/s/ Andrew J. Nathanson     Director
------------------------
Andrew J. Nathanson


                            Director*
------------------------
David W. Johnson

*Duane Reade Inc. only.