Form 10-Q
period 1998-03-28
DUANE READE INC; DUANE READE; DRI I INC
filed 1998-05-12
CIK 895364, 895366, 1052796

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q
 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                            and Exchange Act of 1934

For the quarterly period ended                       Commission file number
        March 28, 1998.                                    333-41239

                         ------------------------------

                                DUANE READE INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           04-3164702
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)


         DRI  I INC.*              DELAWARE                    04-3166107
         DUANE READE*              NEW YORK                    11-2731721

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

             440 NINTH AVENUE
            NEW YORK, NEW YORK                                         10001
(Address of principal executive offices)                             (Zip Code)

                                 (212) 273-5700
              (Registrant's telephone number, including area code)

                         -----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value                 New York Stock Exchange. Inc.
 per share 9 1/4% Senior                                None
Subordinated Notes due 2008

                          ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                     None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    The number of shares of the Common Stock
                   outstanding as of May 8, 1998: 16,980,067.

===============================================================================

                                     INDEX

                                                                           PAGE

PART I

  ITEM 1. - FINANCIAL STATEMENTS  (Unaudited)

            Consolidated Statements of Operations  -
                 For the 13 Weeks Ended March 28, 1998 and March 29, 1997    3

            Consolidated Balance Sheets
                 As of March 28, 1998 and December 29, 1997                  4

            Consolidated Statements of Cash Flows -
                 For the 13 Weeks Ended March 28, 1998 and March 29, 1997    5

            Notes to Consolidated Financial Statements                       6

  ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                         8

PART II  -  OTHER INFORMATION                                               12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                Duane Reade Inc.
               Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                         For the 13 Weeks Ended
                                                         ----------------------
                                                         March 28,    March 29,
                                                           1998         1997
                                                         ---------    ---------
Net sales                                                $ 119,383    $  99,740
Cost of sales                                               90,577       75,903
                                                         ---------    ---------
Gross profit                                                28,806       23,837
                                                         ---------    ---------
Selling, general & administrative expenses                  19,116       15,793
Amortization                                                 1,416        1,268
Depreciation                                                 1,086          844
Store pre-opening expenses                                     905         --
                                                         ---------    ---------
                                                            22,523       17,905
                                                         ---------    ---------

Operating income                                             6,283        5,932
Interest expense, net                                        7,238        8,097
                                                         ---------    ---------
Loss before income taxes                                      (955)      (2,165)
Income taxes                                                  --           --
                                                         ---------    ---------
Loss before extraordinary charge                              (955)      (2,165)
Extraordinary charge, net of income taxes of $-0-          (23,600)        --
                                                         ---------    ---------
Net loss                                                 $ (24,555)   $  (2,165)
                                                         =========    =========
Per Common Share ( Basic and Diluted)
      Loss before extraordinary charge                   $   (0.07)   $   (0.21)
      Extraordinary charge                               $   (1.70)   $    --
                                                         ---------    ---------
      Net loss                                           $   (1.77)   $   (0.21)
                                                         =========    =========
Weighted Average Common Shares
      Outstanding (Basic and Diluted)                       13,839       10,062
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                                Duane Reade Inc.
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                    March 28,   December 27,
                                                                                      1998          1997
                                                                                   -----------  -----------
                                                                                   (Unaudited)
                                     ASSETS
Current Assets
    Cash                                                                            $     995    $     261
    Receivables                                                                         9,633        9,592
    Inventories                                                                        79,592       66,665
    Prepaid expenses                                                                    2,257        2,556
    Property held for sale                                                              3,917         --
                                                                                    ---------    ---------
       TOTAL CURRENT ASSETS                                                            96,394       79,074
Property and equipment, net                                                            36,469       32,557
Goodwill, net of accumulated amortization of $19,145 and $18,264                      120,009      120,890
Other assets                                                                           15,648       17,000
                                                                                    ---------    ---------
       TOTAL ASSETS                                                                 $ 268,520    $ 249,521
                                                                                    =========    =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
    Accounts payable                                                                $  31,527    $  23,510
    Accrued interest                                                                    2,355        4,634
    Other accrued expenses                                                              9,591       10,873
    Current portion of long-term debt                                                   2,550          660
    Current portion of capital lease obligations                                        1,663        1,903
                                                                                    ---------    ---------
       TOTAL CURRENT LIABILITIES                                                       47,686       41,580
Senior debt, less current portion                                                     207,450      179,043
Subordinated zero coupon debt, net of unamortized discount
       of $-0- and $30,827                                                               --         92,553
Capital lease obligations, less current portion                                         3,555        3,926
Other noncurrent liabilities                                                            6,887        6,528
                                                                                    ---------    ---------
       TOTAL LIABILITIES                                                              265,578      323,630
                                                                                    ---------    ---------
Stockholders' equity (deficiency)
    Preferred stock, $0.01 par; authorized 5,000,000 shares;
       issued and outstanding: none                                                      --           --
    Common stock, $0.01 par; authorized 30,000,000 shares; issued and
       outstanding 16,974,580 and 10,260,577 shares                                       170          103
    Paid-in capital                                                                   126,102       24,563
    Accumulated deficit                                                              (123,330)     (98,775)
                                                                                    ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                          2,942      (74,109)
                                                                                    ---------    ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                      $ 268,520    $ 249,521
                                                                                    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                Duane Reade Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                    For the 13 Weeks Ended
                                                                   ------------------------
                                                                    March 28,    March 29,
                                                                      1998         1997
                                                                   -----------  -----------
Cash flows from operating activities:
    Net loss                                                        $ (24,555)   $  (2,165)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Extraordinary charge                                         23,600         --
          Depreciation and amortization of property and equipment       1,086          844
          Amortization of goodwill and other intangibles                1,713        1,903
          Accretion of principal of zero coupon debt                    1,659        3,086
          Other                                                           367          269
    Changes in operating assets and liabilities:
       Receivables                                                        (41)       1,085
       Inventories                                                    (12,927)      (3,545)
       Accounts payable                                                 8,017        4,527
       Prepaid and accrued expenses                                    (3,262)      (5,654)
       Increase in other (assets) liabilities, net                       (938)       1,562
                                                                    ---------    ---------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (5,281)       1,912
                                                                    ---------    ---------

Cash flows from investing activities:
    Capital expenditures                                               (8,915)        (667)
                                                                    ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                        (8,915)        (667)
                                                                    ---------    ---------
Cash flows from financing activities:
    Proceeds from initial public offering, net                        101,606         --
    Proceeds from new term loan                                       130,000         --
    Proceeds from new senior subordinated notes                        80,000         --
    Repayments of old term loan                                       (65,310)      (5,000)
    Repayment of old senior subordinated notes                        (89,893)        --
    Repayment of zero coupon debt                                     (99,346)        --
    Premiums paid on early extinguishment of debt                     (11,496)        --
    Fees and expenses related to early extinguishment of debt            (478)        --
    Net borrowings (repayments) - old revolving credit facility       (24,500)       4,500
    Deferred financing costs                                           (5,042)        --
    Repayments of capital lease obligations                              (611)        (710)
                                                                    ---------    ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          14,930       (1,210)
                                                                    ---------    ---------
Net increase in cash                                                      734           35
Cash at beginning of period                                               261          216
                                                                    ---------    ---------
Cash at end of period                                               $     995    $     251
                                                                    =========    =========

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations and financial position of Duane Reade Inc. (the "Company"), and have been prepared in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 27, 1997. The financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10K for the year ended December 27, 1997. The results for the 13 weeks ended March 28, 1998 are not necessarily indicative of the results expected for the full year.


2. NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon exercise of the Company's stock options, which were not included in the weighted average number of shares for the periods presented because their effect would have been anti-dilutuve.

On January 14, 1998, the Company effected an 8.326 reverse stock split of its common stock. All references to common stock amounts, shares and per share data included herein have been adjusted to give retroactive effect to such reverse stock split.


3. INCOME TAXES

Income taxes are recorded based on the estimated effective tax rate expected to be applicable for the full fiscal year. The Company has not generated taxable income since its inception in 1992 and expects to generate a tax loss for 1998 due to the effect of costs incurred in connection with the early extinguishment of debt. Accordingly, no income tax provision has been recorded for the periods presented.


4. REFINANCING PLAN AND INITIAL PUBLIC OFFERING

In February 1998, the Company successfully completed an initial public offering of its stock which was part of a plan to refinance all of the Company's existing indebtedness (the "Refinancing Plan") in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were; (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of a new secured credit agreement (the "Existing Credit Agreement") which provides for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes") for net proceeds of approximately $77 million; (iv) the repayment of all outstanding borrowings under the Company's former credit agreement (the "Old Credit Agreement"); (v) the redemption of the Company's outstanding Zero Coupon Notes; and (vi) the redemption of the Company's outstanding 12% Senior Notes due 2002. The interest rates under the Existing Credit Agreement will be approximately the same as interest rates under the Old Credit Agreement.

5. EXTRAORDINARY CHARGE

During the 13 weeks ended March 28, 1998, as a result of the completion of the Refinancing Plan, the Company incurred an extraordinary charge due to the early extinguishment of debt. The extraordinary charge is comprised of the following (dollars in millions):

    7.5% call premium on Zero Coupon Notes                                $ 7.5
    4.5% call premium on 12% Senior Notes due 2002                          4.0
    Accelerated amortization of deferred financing costs and
      transaction expenses                                                  6.8
    Accelerated accretion of Zero Coupon Notes to the Indenture
      stated value                                                          4.0
    Interest on 12% Senior Notes due 2002 and accretion of Zero
      Coupon Notes during the 30 day defeasance period                      1.3
    Extraordinary charge                                                   23.6
                                                                          -----
    Income taxes                                                            -
                                                                          -----
    Extraordinary charge, net of income taxes                             $23.6
                                                                          =====

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


THE INFORMATION CONTAINED HEREIN INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. A NUMBER OF FACTS COULD CAUSE ACTUAL RESULTS, PERFORMANCE, ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE DRUGSTORE INDUSTRY IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREA; INFLATION, CHANGES IN COSTS OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN PREVAILING INTEREST RATES AND THE AVAILABILITY OF AND TERMS OF FINANCING TO FUND THE ANTICIPATED GROWTH OF THE COMPANY'S BUSINESS; LIABILITY AND OTHER CLAIMS ASSERTED AGAINST THE COMPANY; CHANGES IN OPERATION STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; THE SIGNIFICANT INDEBTEDNESS OF THE COMPANY; LABOR DISTURBANCE; CHANGES IN THE COMPANY'S ACQUISITION AND CAPITAL EXPENDITURE PLANS; AND OTHER FACTORS REFERENCED HEREIN. IN ADDITION, SUCH FORWARD LOOKING STATEMENTS ARE NECESSARILY DEPENDENT UPON ASSUMPTIONS, ESTIMATES AND DATES THAT MAY BE INCORRECT OR IMPRECISE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS INCLUDED HEREIN DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND MAY NOT BE REALIZED. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS, " "MAY, " "WILL," "SHOULD," "SEEKS," "PRO FORMA," "ANTICIPATES," "INTENDS" OR THE NEGATIVE OF ANY THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSION OF STRATEGY OR INTENTIONS. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATIONS TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.



REFINANCING PLAN AND INITIAL PUBLIC OFFERING

In February 1998, the Company successfully completed an initial public offering of its stock which was part of the Company's Refinancing Plan in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were; (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of the Existing Credit Agreement which provides for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million aggregate principal amount of the Company's Senior Notes for net proceeds of approximately $77 million;
(iv) the repayment of all outstanding borrowings under the Old Credit Agreement; (v) the redemption of the Company's outstanding Zero Coupon Notes; and (vi) the redemption of the Company's outstanding 12% Senior Notes due 2002. The Company believes the Refinancing Plan will result in a reduction in overall interest expense because total interest expense associated with the Existing Credit Agreement and the Senior Notes will be less than the total interest expense associated with the 12% Senior Notes due 2002 and the Zero Coupon Notes. The interest rates under the Existing Credit Agreement will be approximately the same as interest rates under the Old Credit Agreement.

RESULTS OF OPERATIONS

The following sets forth the results of operations as a percentage of sales for the periods indicated.

                                                       13 Weeks Ended
                                                       --------------
                                               March 28, 1998    March 29, 1997
                                               --------------    --------------

Net sales                                          100.0%            100.0%
Cost of sales                                       75.9              76.1
                                                    ----              ----
Gross profit                                        24.1              23.9
Selling, general and administrative expenses        16.0              15.8
Amortization                                         1.2               1.3
Depreciation                                         0.9               0.9
Store pre-opening expenses                           0.7               0.0
                                                   ------             -----
Operating income                                     5.3               5.9
Interest expense, net                                6.1               8.1
                                                   ------             -----
Loss before extraordinary charge                    (0.8)             (2.2)
Extraordinary charge                               (19.8)              0.0
                                                   ------             -----
Net loss                                           (20.6)%            (2.2)%
                                                   ======             =====

Net sales in the first quarter 1998 were $119.4 million, an increase of 19.7% over last year's first quarter net sales of $99.7 million. The increase was attributable to increased comparable store sales of 6.3% and the sales from new stores. The Company opened nine stores during the first quarter of 1998; there were no store openings during the first quarter of 1997.

Cost of sales as a percentage of net sales decreased to 75.9% this year from 76.1% last year resulting in an increase in gross profit margin to 24.1% from 23.9%. The increase in gross profit margin resulted from a number of factors including (i) increased contribution form the sale of higher margin merchandise such as cosmetics, vitamins, general merchandise, generic drugs and private label products, (ii) higher promotional allowances received from vendors and
(iii) occupancy costs that increased at a lesser rate than the rate at which sales increased.

Selling, general and administrative expenses were $19.1 million or 16.0% of net sales and $15.8 million or 15.8% of net sales in the first quarter of 1998 and 1997, respectively. The percentage increase in 1998 compared to 1997 resulted principally from higher selling expenses related to higher store salaries as a percentage of net sales (principally from new stores during the early months of operation). The Company believes that as the Company's new stores mature, salaries will increase at a lesser rate than store sales.

Amortization of goodwill and other intangibles in the first quarter of 1998 and 1997 was $1.4 million and $1.3 million, respectively.

The Company incurred pre-opening costs of $0.9 million during the first quarter of 1998 related to the opening of nine stores. There were no pre-opening costs in the first quarter of 1997.

Net interest expense decreased 10.6% to $7.2 million in the first quarter of 1998 from $8.1 million in the first quarter of 1997. The decrease was principally due to the impact of debt refinancing completed during February 1998 (in connection with the Refinancing Plan) which resulted in lower overall debt levels and a reduction of interest rates.

The Company's loss before extraordinary charge decreased by $1.2 million to $1.0 million in the first quarter of 1998 from $2.2 million in the first quarter of 1997 primarily as a result of increased sales and gross profit margin, and decreased interest expense, partially offset by an increase in selling, general and administrative expenses and store pre-opening costs. Including the extraordinary charge, the net loss for the first quarter 1998 was $24.6 million. The Company's EBITDA (earnings before interest, taxes, depreciation, amortization and extraordinary charge) for the first quarter of 1998 increased by 10% to $9.2 million from $8.3 million in first quarter of 1997. EBITDA as a percentage of sales was 7.7% in 1998 compared to 8.3% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $48.7 million and $37.5 million as of March 28, 1998 and December 27 1997, respectively. The increase is primarily due to increases in inventory related to the opening of additional stores in the first six months of 1998 and the Company's investing in forward-buy inventory as well as reclassification of the Company's owned warehouse to property held for sale. The Company has leased a 300,000 square foot distribution center in Maspeth, New York. This new facility which will double the Company's distribution capacity, is located one mile away from the Company's current center. The Company expects to be operating from the new facility by late summer 1998. The Company's capital requirements primarily result from opening and stocking new stores and from the continuing development of new management information systems. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 30 stores in the next eighteen months. The Company expects to spend approximately $18 million in 1998 on capital expenditures primarily for new and replacement stores, and the warehouse replacement. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations. The Company has significant accounts receivable related to pharmacy sales in connection with Third Party Plans, as compared to non-Third Party Plan sales which are generally paid by cash or credit card. However, the Company believes that it has adequately provided for liquidity by entering into a non-recourse factoring arrangement whereby the Company resells accounts receivable associated with Third Party Plans.

For the first quarter of 1998, net cash used in operating activities was $5.3 million, compared to $1.9 million provided by operating activities during the first quarter of 1997. The primary reason for this decrease is an increase in inventory. The Company's significant increase in inventory resulted from management's decision to take advantage of a number of forward purchasing opportunities and accumulate inventory in advance of additional store openings. The Company believes that the activities did not and will not materially adversely affect its liquidity.

During the first quarter of 1998, net cash used in investing activities was $8.9 million compared to $0.7 million during the first quarter of 1997. The increase reflects capital expenditures in 1998 related to new store openings.

For the quarter ended March 28, 1998, net cash provided by financing activities was $14.9 million compared to $1.2 million used in financing activities for the quarter ended March 29, 1997. This increase resulted from successful implementation of the Company's Refinancing Plan during February 1998. The net proceeds from the initial public offering of approximately $102 million, the net proceeds from the new Senior Notes of approximately $77 million and the proceeds from the term loan under the Existing Credit Agreement exceeded the cash required to repay outstanding indebtedness under the Old Credit Agreement, to redeem the Company's Zero Coupon Notes and 12% Senior Notes due 2002 as well as cash required for call premiums on the early extinguishment debt and other related expenses.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under the Existing Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic. financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company expects to enter into interest rate protection agreements to minimize the impact from a rise in interest rates.

TAX BENEFITS FROM NET OPERATING LOSSES

At December 27, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $71 million, which are due to expire in the years 2007 through 2012. These NOLs may be used to offset future taxable income through 2012 and thereby reduce or eliminate the Company's federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. During June 1997, the Company entered into a recapitalization agreement with its stockholders and certain investors whereby the investors purchased substantially all of the stockholders stock holdings in the Company, all of the outstanding shares of the Company were converted into a newly authorized class of Common Stock and a new authorized class of preferred stock was created. These transactions caused the Company to experience an ownership change. As a result, the Company currently is subject to an annual Section 382 Limitation of approximately $5 million on the amount of NOL generated prior to June 1997 that the Company may utilize to offset future taxable income. In addition, the Company believes that it will generate approximately $42 million of NOLs in connection with the Refinancing Plan. Such NOLs will not be subject to the
Section 382 Limitation and may be utilized to offset future taxable income. However, there can be no assurance that any NOLs will be able to be utilized by the Company to offset future taxable income or that such NOLs will not become subject to limitation due to future ownership changes.

YEAR 2000 COMPLIANCE

The Company has several computer software systems which will require modification or upgrading to accommodate the year 2000 and thereafter. The Company believes that all systems can be changed by the end of 1999 and does not expect the cost of the changes to be material to the Company's financial condition or results of operations.

SEASONALITY

In general, sales of drugstore items such as prescription drugs, OTC drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonable products. In view of the Company's recent expansion of seasonal merchandising, the Company expects slightly greater revenue sensitivity relating to seasonality in the future.

PART II

                               OTHER INFORMATION


         ITEM 1. LEGAL PROCEEDINGS

         The Company is a party to certain legal actions arising in the ordinary course of business. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

         ITEM 5. OTHER INFORMATION

         Not applicable.

         ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)  The following documents are filed as a part of this report:

              (i)  Financial Statements

              (ii) Exhibits:


3.1(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).

3.1(ii) Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).

3.2(i) Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).

3.2(ii) By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1)

3.3 Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1)

4.1 Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1)

10.1 Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 registration Statement (File No. 333-41239), the "Common Stock S-1").

10.2 Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).

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

10.6 Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit
         10.6 to the Common Stock S-1).

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

10.12 Credit Agreement, dated as of February 13, 1998, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, Fleet National Bank, as the Administrative Agent for the Lenders and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders. (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for 1997).

10.13 Partnership Security Agreement, dated as of February 13, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 of the Company's 1997 Annual Report on Form 10-K).

10.14 Borrower Security Agreement, dated as of February 13, 1998 between Duane Reade and Fleet National Bank as Administrative Agent (Incorporated by reference to Exhibit 10.14 of the Company's 1997 Annual Report on Form 10-K).

10.15 Holdings Pledge Agreement, dated as of February 13, 1997, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.15 of the Company's 1997 Annual Report on Form 10-K).

27.1*    Financial Data Schedule.

* Filed herewith.

         (b)   Reports on Form 8-K. None.



         (c)   Financial Statement Schedules: None.

Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 1998
                                            DUANE READE INC.
                                            (Registrant)

                                            By: /s/ William J. Tennant
                                               --------------------------------
                                               Name:  William J. Tennant
                                               Title:  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 11, 1998.

       SIGNATURES                                      TITLES
       ----------                                      ------

/s/ Anthony  J. Cuti                   President and Chief Executive Officer
-----------------------------          and Director (Principal Executive
Anthony J. Cuti                        Officer)


/s/ William J. Tennant                 Senior Vice President, Chief Financial
-----------------------------          Officer (Principal Financial Officer;
William J. Tennant                     Principal Accounting Officer)



/s/ Nicole S. Arnaboldi                Director
-----------------------------
Nicole S. Arnaboldi



                                       Director
-----------------------------
David L. Jaffe



                                       Director
-----------------------------
David W. Johnson



                                       Director
-----------------------------
Andrew J. Nathanson



                                       Director
-----------------------------
Kevin Roberg

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 1998
                                            DRI I INC.

                                            By:  /s/ William J. Tennant
                                               --------------------------------
                                               Name:  William J. Tennant
                                               Title: Senior Vice President and
                                                      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 11, 1998 by:

         SIGNATURES                                  TITLES

/s/ Anthony  J. Cuti                   President and Chief Executive Officer
-----------------------------          and Director (Principal Executive
Anthony J. Cuti                        Officer)


/s/ William J. Tennant                 Senior Vice President, Chief Financial
-----------------------------          Officer (Principal Financial Officer;
William J. Tennant                     Principal Accounting Officer)


/s/ Nicole S. Arnaboldi                Director
-----------------------------
Nicole S. Arnaboldi



                                       Director
-----------------------------
David L. Jaffe



                                       Director
-----------------------------
Andrew J. Nathanson

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 1998
                                            DUANE READE INC.,

By:  DRI I Inc. a general partner           By: Duane Reade Inc., a general
                                                  partner


By: /s/ William J. Tennant                  By: /s/ William J. Tennant
   ------------------------------              ------------------------------
Name:  William J. Tennant                      Name:  William J. Tennant
Title: Senior Vice President and               Title: Senior Vice President and
       Chief Financial Officer                        Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 11, 1998 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

       SIGNATURES                                    TITLES

/s/ Anthony J. Cuti                    President and Chief Executive Officer
-----------------------------          and Director (principal executive
Anthony J. Cuti                        officer)


/s/ William J. Tennant                 Senior Vice President, Chief Financial
-----------------------------          Officer (principal accounting and
William J. Tennant                     financial officer)


/s/ Nicole S. Arnaboldi                Director
-----------------------------
Nicole S. Arnaboldi


                                       Director
-----------------------------
David L. Jaffe


                                       Director*
-----------------------------
David W. Johnson


                                       Director
-----------------------------
Andrew J. Nathanson


                                       Director*
-----------------------------
Kevin Roberg


* Duane Reade Inc. only