Form 10-Q
period 1998-06-27
DUANE READE INC; DUANE READE; DRI I INC
filed 1998-08-07
CIK 895364, 895366, 1052796

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 27, 1998.               Commission file number 333-41239

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

       TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value per share                  New York Stock Exchange. Inc.
9 1/4% Senior Subordinated Notes due 2008               None

                          ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                     None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Common Stock outstanding as of August 5, 1998:
16,985,557.

===============================================================================

                                     INDEX


PAGE

PART I

   ITEM 1. - FINANCIAL STATEMENTS  (Unaudited)

      Consolidated Statements of Operations  -
         For the 13 and 26 Weeks Ended June 27, 1998 and June 28, 1997        3

      Consolidated Balance Sheets
         As of June 27, 1998 and December 27, 1997                            4

      Consolidated Statements of Cash Flows -
         For the 26 Weeks Ended June 27, 1998 and June 28, 1997               5

      Notes to Consolidated Financial Statements                              6

   ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            9

PART II - OTHER INFORMATION                                                  14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                Duane Reade Inc.
               Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                           For the 13 Weeks Ended                   For the 26 Weeks Ended
                                                    -------------------------------------    -------------------------------------
                                                       June 27,             June 28,             June 27,            June 28,
                                                         1998                 1997                 1998                1997
                                                    ----------------     ----------------    -----------------    ----------------
Net sales                                                 $ 134,796            $ 107,423            $ 254,179           $ 207,163
Cost of sales                                               100,233               81,482              190,810             157,385
                                                    ----------------     ----------------    -----------------    ----------------
Gross profit                                                 34,563               25,941               63,369              49,778
                                                    ----------------     ----------------    -----------------    ----------------
Selling, general & administrative expenses                   21,803               15,390               40,919              31,183
Amortization                                                  1,436                1,252                2,852               2,520
Depreciation                                                  1,300                  840                2,386               1,684
Store pre-opening expenses                                      962                  343                1,867                 343
Nonrecurring charges                                              -                9,700                    -               9,700
                                                    ----------------     ----------------    -----------------    ----------------
                                                             25,501               27,525               48,024              45,430
                                                    ----------------     ----------------    -----------------    ----------------
Operating income                                              9,062               (1,584)              15,345               4,348
Interest expense, net                                         5,321                8,608               12,559              16,705
                                                    ----------------     ----------------    -----------------    ----------------
Income (loss) before income taxes                             3,741              (10,192)               2,786             (12,357)
Income taxes                                                      -                    -                    -                   -
                                                    ----------------     ----------------    -----------------    ----------------
Income (loss) before extraordinary charge                     3,741              (10,192)               2,786             (12,357)
Extraordinary charge, net of income taxes of $-0-                 -                    -              (23,600)                  -
                                                    ----------------     ----------------    -----------------    ----------------
Net income (loss)                                           $ 3,741            $ (10,192)           $ (20,814)          $ (12,357)
                                                    ================     ================    =================    ================


Per Common Share - Basic
      Income (loss) before extraordinary charge              $ 0.22              $ (1.01)              $ 0.18             $ (1.23)
      Extraordinary charge                                        -                    -                   (1.53)               -
                                                    ----------------     ----------------    -----------------    ----------------
      Net income (loss)                                      $ 0.22              $ (1.01)             $ (1.35)            $ (1.23)
                                                    ================     ================    =================    ================

      Weighted average common shares outstanding             16,983               10,062               15,411              10,062
                                                    ================     ================    =================    ================


Per Common Share - Diluted
      Income (loss) before extraordinary charge              $ 0.21              $ (1.01)              $ 0.17             $ (1.23)
      Extraordinary charge                                        -                    -                   (1.42)               -
                                                    ----------------     ----------------    -----------------    ----------------
      Net income (loss)                                      $ 0.21              $ (1.01)             $ (1.25)            $ (1.23)
                                                    ================     ================    =================    ================

      Weighted average common shares outstanding             18,231               10,062               16,639              10,062
                                                    ================     ================    =================    ================





   The accompanying notes are an integral part of these financial statements.

                                Duane Reade Inc.
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                            June 27,                  December 27,
                                                                              1998                        1997
                                                                     -----------------------     -----------------------
                                                                          (Unaudited)
                                     ASSETS
Current Assets
    Cash                                                                              $ 612                       $ 261
    Receivables                                                                      14,002                       9,592
    Inventories                                                                      96,607                      66,665
    Prepaid expenses                                                                  2,712                       2,556
    Property held for sale                                                            3,864                           -
                                                                     -----------------------     -----------------------
       TOTAL CURRENT ASSETS                                                         117,797                      79,074
Property and equipment, net                                                          43,052                      32,557
Goodwill, net of accumulated amortization of $20,003 and $18,264                    119,151                     120,890
Other assets                                                                         16,912                      17,000
                                                                     -----------------------     -----------------------
       TOTAL ASSETS                                                               $ 296,912                   $ 249,521
                                                                     =======================     =======================


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
    Accounts payable                                                               $ 42,619                    $ 23,510
    Accrued interest                                                                  4,279                       4,634
    Other accrued expenses                                                            9,193                      10,873
    Current portion of long-term debt                                                 3,300                         660
    Current portion of capital leases                                                 1,526                       1,903
                                                                     -----------------------     -----------------------
       TOTAL CURRENT LIABILITIES                                                     60,917                      41,580
Senior debt, less current portion                                                   218,250                     179,043
Subordinated zero coupon debt, net of unamortized discount
       of $-0- and $30,827                                                                -                      92,553
Capital lease obligations, less current portion                                       3,233                       3,926
Other noncurrent liabilities                                                          7,722                       6,528
                                                                     -----------------------     -----------------------
       TOTAL LIABILITIES                                                            290,122                     323,630
                                                                     -----------------------     -----------------------

Stockholders' equity (deficiency)
    Preferred stock, $0.01 par; authorized 5,000,000 shares;
       issued and outstanding: none                                                       -                           -
    Common stock, $0.01 par; authorized 30,000,000 shares;
       issued and outstanding 16,985,557 and 10,260,577 shares                          170                         103
    Paid-in capital                                                                 126,209                      24,563
    Accumulated deficit                                                            (119,589)                    (98,775)
                                                                     -----------------------     -----------------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                        6,790                     (74,109)
                                                                     -----------------------     -----------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $ 296,912                   $ 249,521
                                                                     =======================     =======================



  The accompanying notes are an integral part of these financial statements.

                                Duane Reade Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                          For the 26 Weeks Ended
                                                                  ---------------------------------------
                                                                      June 27,              June 28,
                                                                        1998                  1997
                                                                  -----------------     -----------------
Cash flows from operating activities:
    Net loss                                                             $ (20,814)            $ (12,357)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Extraordinary charge                                              23,600                     -
          Depreciation and amortization of property and equipment            2,386                 1,684
          Amortization of goodwill and other intangibles                     3,366                 3,819
          Accretion of principal of zero coupon debt                         1,659                 6,292
          Noncurrent portion of nonrecurring charges                             -                 2,200
          Other                                                              1,201                   714
    Changes in operating assets and liabilities:
       Receivables                                                          (4,410)                1,272
       Inventories                                                         (29,942)               (8,246)
       Accounts payable                                                     19,109                 4,837
       Prepaid and accrued expenses                                         (2,190)                 (464)
       Increase in other (assets) liabilities, net                          (2,996)                  427
                                                                  -----------------     -----------------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (9,031)                  178
                                                                  -----------------     -----------------
Cash flows from investing activities:
    Proceeds from sale of capital assets                                         -                 1,075
    Capital expenditures                                                   (16,745)               (2,170)
                                                                  -----------------     -----------------
          NET CASH USED IN INVESTING ACTIVITIES                            (16,745)               (1,095)
                                                                  -----------------     -----------------
Cash flows from financing activities:
    Proceeds from initial public offering, net                             101,606                     -
    Proceeds from new term loan                                            130,000                     -
    Proceeds from new senior subordinated notes                             80,000                     -
    Repayment of old term loan                                             (65,310)               (6,000)
    Repayment of old senior subordinated notes                             (89,893)                    -
    Repayment of zero coupon debt                                          (99,346)                    -
    Premiums paid on early extinguishment of debt                          (11,496)                    -
    Fees and expenses related to early extinguishment of debt                 (478)                    -
    Net borrowings (repayments) - old revolving credit facility            (24,500)                8,600
    Deferred financing costs                                                (5,042)                 (272)
    Exercise of stock options                                                  106                     -
    Repayments of new term loan                                               (450)                    -
    Net borrowings - new revolving credit facility                          12,000                     -
    Repayments of capital lease obligations                                 (1,070)               (1,384)
                                                                  -----------------     -----------------
          NET CASH PROVIDED BY  FINANCING ACTIVITIES                        26,127                   944
                                                                  -----------------     -----------------
Net increase in cash                                                           351                    27
Cash at beginning of period                                                    261                   216
                                                                  -----------------     -----------------
Cash at end of period                                                        $ 612                 $ 243
                                                                  =================     =================



   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1. BASIS OF PRESENTATION

The consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations and financial position of Duane Reade Inc. (the "Company"), and have been prepared in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 27, 1997. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10K for the year ended December 27, 1997. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.


2. NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon exercise of the Company's stock options.

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

                               DUANE READE INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. EXTRAORDINARY CHARGE

During the 26 weeks ended June 27, 1998, as a result of the completion of the Refinancing Plan, the Company incurred an extraordinary charge due to the early extinguishment of debt. The extraordinary charge is comprised of the following (dollars in millions):


    7.5% call premium on Zero Coupon Notes                                        $ 7.5
    4.5% call premium on 12% Senior Notes due 2002                                  4.0
    Accelerated amortization of deferred financing costs and transaction
      expenses                                                                      6.8
    Accelerated accretion of Zero Coupon Notes to the Indenture stated
      value                                                                         4.0
    Interest on 12% Senior Notes due 2002 and accretion of Zero Coupon
      Notes during the 30 day defeasance period                                     1.3
                                                                                  -----
    Extraordinary  charge                                                          23.6
    Income taxes                                                                  -----
    Extraordinary charge, net of income taxes                                     $23.6
                                                                                  =====




6. NONRECURRING CHARGES

During the first quarter of 1997, the Company considered a public offering of its common stock and took certain steps in connection with those plans. Such plans were abandoned when the Company entered into a recapitalization agreement with its stockholders ("Stockholders") and certain investors ("Investors"). Under the recapitalization agreement the Investors purchased from the Stockholders substantially all of their stock holdings in the Company. In addition, because of the change of control, the Company was obligated to and made offers to repurchase all outstanding 12% Senior Notes due September 15, 2002 and 15% Senior Subordinated Zero Coupon Notes due September 15, 2004 for the principal amount or accreted value thereof plus a premium. The costs and expenses incurred in connection with the abandoned public offering and the recapitalization have been treated as nonrecurring because the expenses were related to financing activities which the Company does not expect to repeat.

7. SUBSEQUENT EVENT

On August 5, 1998 the Company announced that it has signed a definitive agreement under which the Company will acquire the operating assets of Rock Bottom Stores, Inc., a leading drug retailer operating 38 stores primarily in the outerboroughs of New York City. The purchase price of the transaction is approximately $30 million plus the net value of inventory at closing, which is expected to be $31 million. Pending Hart-Scott-Rodino approval, the transaction is expected to be consummated within the next 45 to 60 days.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):



                                                         For the 13 Weeks Ended                     For the 26 Weeks Ended
                                                 ---------------------------------------    ---------------------------------------
                                                     June 27,              June 28,             June 27,              June 28,
                                                       1998                  1997                 1998                  1997
                                                 -----------------     -----------------    -----------------     -----------------
Income (loss) before extraordinary charge                 $ 3,741             $ (10,192)             $ 2,786             $ (12,357)
Extraordinary charge                                            -                     -              (23,600)                    -
                                                 -----------------     -----------------    -----------------     -----------------
Net income (loss)                                         $ 3,741             $ (10,192)           $ (20,814)            $ (12,357)
                                                 =================     =================    =================     =================

Weighted average number of common shares
     outstanding during the period                         16,983                10,062               15,411                10,062
Common equivalent common shares                             1,248                     -                1,228                     -
                                                 -----------------     -----------------    -----------------     -----------------
Weighted average number of shares outstanding              18,231                10,062               16,639                10,062
                                                 =================     =================    =================     =================

Per common share - basic
     Income (loss) before extraordinary charge             $ 0.22               $ (1.01)              $ 0.18               $ (1.23)
     Extraordinary charge                                       -                     -                (1.53)                    -
                                                 -----------------     -----------------    -----------------     -----------------
     Net income (loss)                                     $ 0.22               $ (1.01)             $ (1.35)              $ (1.23)
                                                 =================     =================    =================     =================

Per common share - diluted
     Income (loss) before extraordinary charge             $ 0.21               $ (1.01)              $ 0.17               $ (1.23)
     Extraordinary charge                                       -                     -                (1.42)                    -
                                                 -----------------     -----------------    -----------------     -----------------
     Net income (loss)                                     $ 0.21               $ (1.01)             $ (1.25)              $ (1.23)
                                                 =================     =================    =================     =================



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



REFINANCING PLAN AND INITIAL PUBLIC OFFERING

In February 1998, the Company successfully completed an initial public offering of its stock which was part of the Company's Refinancing Plan in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were; (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of the Existing Credit Agreement which provides for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million aggregate principal amount of the Company's Senior Notes for net proceeds of approximately $77 million;
(iv) the repayment of all outstanding borrowings under the Old Credit Agreement; (v) the redemption of the Company's outstanding Zero Coupon Notes; and (vi) the redemption of the Company's outstanding 12% Senior Notes due 2002. The Company believes the Refinancing Plan will result in a reduction in overall interest expense because total interest expense associated with the Existing Credit Agreement and the Senior Notes will be less than the total interest expense associated with the 12% Senior Notes due 2002 and the Zero Coupon Notes. The interest rates under the Existing Credit Agreement will be approximately the same as interest rates under the Old Credit Agreement. .

RESULTS OF OPERATIONS

The following sets forth the results of operations as a percentage of sales for the periods indicated.


                                                                 13 Weeks ended                       26 Weeks Ended
                                                                 --------------                       ---------------
                                                         June 27, 1998      June 28, 1997     June 27, 1998         June 28, 1998
                                                         -------------      ------------      -------------         -------------
Net Sales                                                        100.0%            100.0%             100.0%                100.0%
Costs of Sales                                                    74.4              75.9               75.1                  76.0
                                                         -------------      ------------      -------------         -------------
Gross Profit                                                      25.6              24.1               24.9                  24.0
Selling general and adminstrative expenses                        16.2              14.3               16.1                  15.0
Amortization                                                       1.1               1.2                1.1                   1.2
Depreciation                                                       0.9               0.8                1.0                   0.8
Store pre-opening expenses                                         0.7               0.3                0.7                   0.2
Non-recurring charges                                              0.0               9.0                0.0                   4.7
                                                         -------------      ------------      -------------         -------------
Operating income                                                   6.7              (1.5)               6.0                   2.1
Interest expense net                                               3.9               8.0                4.9                   8.1
                                                         -------------      ------------      -------------         -------------
Income (loss) before extraordinary charge                          2.8              (9.5)               1.1                  (6.0)
Extraordinary charge                                               0.0               0.0                9.3                   0.0
                                                         -------------      ------------      -------------         -------------
Net loss                                                           2.8%             (9.5)%             (8.2)%                (6.0)%
                                                         =============      ============      =============         =============


SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997

Net sales in the second quarter 1998 were $134.8 million, an increase of 25.5% over last year's second quarter net sales of $107.4 million. The increase was attributable to increased comparable store sales of 7.5% and the sales generated by new stores. The Company opened eight stores during the second quarter of 1998 compared to two stores during the second quarter of 1997.

Cost of sales as a percentage of net sales decreased to 74.4% this year from 75.9% in the comparable quarter last year resulting in an increase in gross profit margin to 25.6% from 24.1%. The increase in gross profit margin resulted from a number of factors including increased contribution from the sale of higher margin merchandise such as cosmetics, vitamins, general merchandise, generic drugs and private label products and higher promotional allowances received from vendors.

Selling, general and administrative expenses were $21.8 million or 16.2% of net sales and $15.4 million or 14.3% of net sales in the second quarter of 1998 and 1997, respectively. The percentage increase in 1998 compared to 1997 resulted principally from higher selling expenses related to higher store salaries as a percentage of net sales (principally attributable to new stores during the early months of operation). The Company believes that as the Company's new stores mature, salaries as a percentage of sales, will increase at a lesser rate than store sales. In addition, the second quarter of 1997 reflected a cost savings related to the elimination of management fees; the 1998 results do not include any such cost savings.

Amortization of goodwill and other intangibles in the second quarter of 1998 and 1997 was $1.4 million and $1.3 million, respectively.

During the second quarter of 1997, the Company recorded a $9.7 million nonrecurring charge related to the Company's abandoned public offering and recapitalization.

The Company incurred pre-opening costs of $1.0 million during the second quarter of 1998 related to the opening of eight stores. Pre-opening costs of $0.3 million were incurred during the second quarter of 1997 for the opening of two stores.

Net interest expense decreased 38.4% to $5.3 million in the second quarter of 1998 from $8.6 million in the second quarter of 1997. The decrease was principally due to the impact of debt refinancing completed during February 1998 (in connection with the Refinancing Plan) which resulted in lower overall debt levels and a reduction of interest rates.

The Company's net income increased by $13.9 million to $3.7 million in the second quarter of 1998 from a net loss of $10.2 million in the second quarter of 1997 primarily as a result of the absence of the $9.7 million nonrecurring charge that occurred in the prior year period, reduced interest expense, and increased sales and gross profit margin, partially offset by increased selling, general and administrative expenses, store pre-opening costs and depreciation and amortization. The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, nonrecurring charges and extraordinary charge) for the second quarter of 1998 increased by 18.6% to $12.6 million from $10.6 million in second quarter of 1997, primarily as a result of the foregoing reasons.

TWENTY-SIX WEEKS ENDED JUNE 27, 1998 VERSUS TWENTY-SIX WEEKS ENDED JUNE 28, 1997

Net sales for the twenty-six weeks ended June 27, 1998 were $254.2 million, an increase of 22.7% over the net sales for the first twenty-six weeks of 1997 of $207.2 million. The increase was attributable to increased comparable store sales of 6.9% and the sales generated by new stores. The Company opened 17 stores during the period compared to two store openings during the same period last year.

Cost of sales for the twenty-six weeks ended June 27, 1998 as a percentage of net sales decreased to 75.1% from 76.0% in the comparable period last year, resulting in an increase in gross profit margin to 24.9% from 24.0%. The increase in gross profit margin resulted from increased contribution from the sale of higher margin merchandise such as cosmetics, vitamins, general merchandise, generic drugs and private label products; and higher promotional allowances received from vendors.

Selling, general and administrative expenses were $40.9 million or 16.1% of net sales and $31.2 million or 15.0% of net sales for the twenty-six weeks ended June 27, 1998 and June 28, 1997, respectively. The percentage increase in 1998 compared to 1997 resulted principally from higher selling expenses related to higher store salaries as a percentage of net sales and increases in other store related expenses (principally attributable to new stores during the early months of operation). The Company believes that as new stores mature, these expenses will increase at a lesser rate than store sales.

Amortization of goodwill and other intangibles for the twenty-six weeks ended June 27, 1998 and June 28, 1997 was $2.9 million and $2.5 million, respectively.

During the twenty-six weeks ended June 27, 1998, as a result of the completion of the Refinancing Plan, the Company incurred a $23.6 million extraordinary charge due to the early extinguishment of debt.

During the twenty-six weeks ended June 28, 1997, the Company recorded a $9.7 million nonrecurring charge related to the Company's abandoned public offering and recapitalization.

The Company incurred pre-opening costs of $1.9 million during the twenty-six weeks ended June 27, 1998 related to the opening of 17 stores. Pre-opening costs of $0.3 million were incurred during the twenty-six weeks ended June 28, 1997 for the opening of two stores.

Net interest expense decreased 24.6% to $12.6 million during the twenty-six weeks ended June 27,1998 from $16.7 million in the comparable period last year. The decrease was due to the impact of the debt refinancing completed during February 1998 (in connection with the Company's Refinancing Plan) which resulted in lower overall debt levels and a reduction of interest rates.

The Company's income before extraordinary charge increased by $15.2 million to $2.8 million for the twenty-six weeks ended June 27, 1998 from a net loss of $12.4 million in the twenty-six weeks ended June 28, 1997 primarily as a result of the $9.7 million nonrecurring charge in the prior year period, decreased interest expense, and increased sales and gross profit margin, partially offset by increased selling, general and administrative expenses, store pre-opening costs, depreciation and amortization. Including the extraordinary charge, the net loss for the twenty-six weeks ended June 27, 1998 was $20.8 million. The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, nonrecurring charges and extraordinary charge) for the twenty-six weeks ended June 27, 1998 was $21.8 million, an increase of $2.8 million or 14.9% from $19.0 million in the year ago period , primarily as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $56.9 million and $37.5 million as of June 27, 1998 and December 27 1997, respectively. The increase is primarily due to increases in inventory related to the opening of additional stores in the first twenty-six weeks of 1998 and the Company's investing in forward-buy inventory as well as an increase in vendor receivables for rebates related to the increased inventory purchases. The Company has leased a 300,000 square foot distribution center in Maspeth, New York. This new facility which will double the Company's distribution capacity, is located one mile away from the Company's current center. The Company has transferred a portion of its warehouse operations to the new facility and expects to be fully operational by early fall 1998. The Company's capital requirements primarily result from opening and stocking new stores and from the continuing development of management information systems. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 25 to 30 stores during 1998. The Company expects to spend approximately $22 million in 1998 on capital expenditures primarily for new and replacement stores, and the warehouse replacement. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations. The Company has significant accounts receivable related to pharmacy sales in connection with Third Party Plans, as compared to non-Third Party Plan sales which are generally paid by cash or credit card. However, the Company believes that it has adequately provided for liquidity by entering into a non-recourse factoring arrangement whereby the Company resells accounts receivable associated with Third Party Plans.

For the twenty-six weeks ended June 27, 1998, net cash used in operating activities was $9.0 million, compared to $0.2 million provided by operating activities during the twenty-six weeks ended June 28, 1997. The primary reason for this use of cash was an increase in inventory and vendor receivables. The Company's significant increase in inventory resulted from management's decision to take advantage of a number of forward purchasing opportunities and accumulate inventory in advance of additional store openings. Vendor receivables increased as a result of rebates related to increased inventory purchases. The Company believes that the activities did not and will not materially adversely affect its liquidity.

During the twenty-six weeks ended June 27, 1998, net cash used in investing activities was $16.7 million compared to $1.0 million during the year ago period. The increase reflects capital expenditures in 1998 related to store openings.

For the twenty-six weeks ended June 27, 1998, net cash provided by financing activities was $26.1 million compared to $0.9 million for the twenty-six weeks ended June 28, 1997. This increase resulted from borrowings of new revolving credit facility net of repayments for capital lease obligations.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under the Existing Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. As of June 27, 1998, the Company had borrowed approximately $12 million under the revolving portion of its bank credit facility and had approximately $18 million of remaining availability. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company expects to enter into interest rate protection agreements to minimize the impact from a rise in interest rates.

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


Dated: August 6, 1998
                              DUANE READE INC.
                              (Registrant)

                              By: /s/ William J. Tennant
                                 ----------------------------------------------
                                  Name: William J. Tennant
                                  Title: Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 6, 1998.

            SIGNATURES        TITLES
            ----------        ------

/s/ Anthony  J. Cuti          President and Chief Executive Officer and Director
-----------------------       (Principal Executive Officer)
Anthony J. Cuti

/s/ William J. Tennant        Senior Vice President, Chief Financial Officer
-----------------------       (Principal Financial Officer; Principal Accounting
William J. Tennant            Officer)

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 6, 1998
                              DRI I INC.

                              By: /s/ William J. Tennant
                                  ------------------------
                                  Name: William J. Tennant
                                  Title: Senior Vice President and Chief
                                         Financial Officer

                        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 6, 1998 by:

            SIGNATURES        TITLES
            ----------        ------

/s/ Anthony  J. Cuti          President and Chief Executive Officer and Director
-------------------------     (Principal Executive Officer)
Anthony J. Cuti

/s/ William J. Tennant        Senior Vice President, Chief Financial Officer
-------------------------     (Principal Financial Officer; Principal Accounting
William J. Tennant            Officer)

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 1998
                                         DUANE READE INC.,

By: DRI I Inc. a general partner         By: Duane Reade Inc., a general partner


By: /s/ William J. Tennant               By: /s/ William J. Tennant
Name:   William J. Tennant               Name:   William J. Tennant
Title:  Senior Vice President and Chief  Title:  Senior Vice President and Chief
        Financial Officer                          Financial Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 6, 1998 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

     SIGNATURES               TITLES
     ----------               ------

/s/ Anthony J. Cuti           President and Chief Executive Officer and Director
----------------------        (principal executive officer)
Anthony J. Cuti


/s/ William J. Tennant        Senior Vice President, Chief Financial Officer
----------------------        (principal accounting and financial officer)
William J. Tennant