Form 10-Q
period 1998-09-26
DUANE READE INC; DUANE READE; DRI I INC
filed 1998-11-10
CIK 895364, 895366, 1052796

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q
    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and
                             Exchange Act of 1934
For the quarterly period ended                  Commission file number 333-41239
September 26, 1998.

                         -----------------------------

                                DUANE READE INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          04-3164702
(State or other jurisdiction                       (IRS Employer Identification)
of incorporation or
organization)
Number)

           DRI I INC.*               DELAWARE                       04-3166107
           DUANE READE*              NEW YORK                       11-2731721

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

        440 NINTH AVENUE
       NEW YORK, NEW YORK                                       10001
(Address of principal executive offices)                     (Zip Code)

                                 (212) 273-5700
              (Registrant's telephone number, including area code)
                         -----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH
TITLE OF EACH CLASS                                  EXCHANGE ON WHICH
-------------------                                -------------------
Common Stock, $.01 par value per share             New York Stock Exchange. Inc.
9 1/4% Senior Subordinated Notes due 2008          None

                          ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                     None.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the Common Stock outstanding as of November 5, 1998: 16,985,557.


================================================================================

                                     INDEX


                                                                           PAGE

PART I

    ITEM 1. - FINANCIAL STATEMENTS  (Unaudited)

          Consolidated Statements of Operations  -
            For the 13 and 39 Weeks Ended September 26,
            1998 and September 27, 1997                                       3

          Consolidated Balance Sheets
            As of September 26, 1998 and December 27, 1997                    4

          Consolidated Statements of Cash Flows -
            For the 39 Weeks Ended September 26, 1998 and
            September 27, 1997                                                5

          Notes to Consolidated Financial Statements                          6

    ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                           9

PART II - OTHER INFORMATION                                                  14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                Duane Reade Inc.
                               Consolidated Statements of Operations (Unaudited)
                                    (In thousands, except per share amounts)


                                                         For the 13 Weeks Ended            For the 39 Weeks Ended
                                                     ------------------------------    ------------------------------
                                                     September 26,    September 27,    September 26,    September 27,
                                                         1998             1997             1998            1997
                                                     -------------    -------------    -------------    -------------
Net sales                                                $ 144,472        $ 106,633        $ 398,651        $ 313,796
Cost of sales                                              105,362           79,028          296,172          236,413
                                                     -------------    -------------    -------------    -------------
Gross profit                                                39,110           27,605          102,479           77,383
                                                     -------------    -------------    -------------    -------------
Selling, general & administrative expenses                  22,768           17,035           63,687           48,218
Amortization                                                 1,561            1,306            4,413            3,826
Depreciation                                                 1,762              900            4,148            2,584
Store pre-opening expenses                                   1,141              257            3,008              600
Nonrecurring charges                                             -            1,187                -           10,887
                                                     -------------    -------------    -------------    -------------
                                                            27,232           20,685           75,256           66,115
                                                     -------------    -------------    -------------    -------------
Operating income                                            11,878            6,920           27,223           11,268
Interest expense, net                                        6,115            8,728           18,674           25,433
                                                     -------------    -------------    -------------    -------------
Income (loss) before income taxes                            5,763           (1,808)           8,549          (14,165)
Income taxes                                                     -                -                -                -
                                                     -------------    -------------    -------------    -------------
Income (loss) before extraordinary charge                    5,763           (1,808)           8,549          (14,165)
Extraordinary charge, net of income taxes of $-0-                -                -          (23,600)               -
                                                     -------------    -------------    -------------    -------------
Net income (loss)                                        $   5,763        $  (1,808)       $ (15,051)       $ (14,165)
                                                     =============    =============    =============    =============
Per Common Share - Basic
     Income (loss) before extraordinary charge           $    0.34        $   (0.18)       $    0.54        $   (1.40)
     Extraordinary charge                                        -                -            (1.48)               -
                                                     -------------    -------------    -------------    -------------
     Net income (loss)                                   $    0.34        $   (0.18)       $   (0.94)       $   (1.40)
                                                     =============    =============    =============    =============
     Weighted average common shares outstanding             16,986           10,257           15,936           10,128
                                                     =============    =============    =============    =============
Per Common Share - Diluted
     Income (loss) before extraordinary charge           $    0.31        $   (0.18)       $    0.50        $   (1.40)
     Extraordinary charge                                        -                -            (1.37)               -
                                                     -------------    -------------    -------------    -------------
     Net income (loss)                                   $    0.31        $   (0.18)       $   (0.87)       $   (1.40)
                                                     =============    =============    =============    =============
     Weighted average common shares outstanding             18,355           10,257           17,211           10,128
                                                     =============    =============    =============    =============


   The accompanying notes are an integral part of these financial statements.

                                Duane Reade Inc.
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                     September 26,         December 27,
                                                                                          1998                 1997
                                                                                    -----------------    -----------------
                                                                                      (Unaudited)
                                      ASSETS
Current Assets
   Cash                                                                                    $     602            $     261
   Receivables                                                                                24,554                9,592
   Inventories                                                                               140,028               66,665
   Prepaid expenses                                                                            6,790                2,556
   Property held for sale                                                                      5,863                    -
                                                                                    -----------------    -----------------
      TOTAL CURRENT ASSETS                                                                   177,837               79,074
Property and equipment, net                                                                   65,651               32,557
Goodwill, net of accumulated amortization of $20,898 and $18,264                             131,796              120,890
Other assets                                                                                  28,074               17,000
                                                                                    -----------------    -----------------
      TOTAL ASSETS                                                                         $ 403,358            $ 249,521
                                                                                    =================    =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                                                        $  43,776            $  23,510
   Accrued interest                                                                            1,880                4,634
   Other accrued expenses                                                                     15,486               10,873
   Current portion of long-term debt                                                           4,850                  660
   Current portion of capital leases                                                           1,397                1,903
                                                                                    -----------------    -----------------
      TOTAL CURRENT LIABILITIES                                                               67,389               41,580
Senior debt, less current portion                                                            308,750              179,043
Subordinated zero coupon debt, net of unamortized discount
      of $-0- and $30,827                                                                          -               92,553
Capital lease obligations, less current portion                                                2,907                3,926
Other noncurrent liabilities                                                                  11,760                6,528
                                                                                    -----------------    -----------------
      TOTAL LIABILITIES                                                                      390,806              323,630
                                                                                    -----------------    -----------------

Stockholders' equity (deficiency)
   Preferred stock, $0.01 par; authorized 5,000,000 shares;
      issued and outstanding: none                                                                 -                    -
   Common stock, $0.01 par; authorized 30,000,000 shares;
      issued and outstanding 16,985,557 and 10,260,577 shares                                    170                  103
   Paid-in capital                                                                           126,208               24,563
   Accumulated deficit                                                                      (113,826)             (98,775)
                                                                                    -----------------    -----------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                 12,552              (74,109)
                                                                                    -----------------    -----------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                              $ 403,358            $ 249,521
                                                                                    =================    =================



   The accompanying notes are an integral part of these financial statements.

                                Duane Reade Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                         For the 39 Weeks Ended
                                                                                   -----------------------------------
                                                                                      September 26,    September 27,
                                                                                          1998              1997
                                                                                   ----------------    ---------------
Cash flows from operating activities:
   Net loss                                                                              $ (15,051)         $ (14,165)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Extraordinary charge                                                                23,600                  -
        Depreciation and amortization of property and equipment                              4,148              2,584
        Amortization of goodwill and other intangibles                                       5,258              5,803
        Accretion of principal of zero coupon debt                                           1,659              9,622
        Noncurrent portion of nonrecurring charges                                               -              2,200
        Other                                                                                2,406              1,182
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Receivables                                                                          (14,962)            (1,913)
      Inventories                                                                          (40,667)           (17,958)
      Accounts payable                                                                      16,036             10,695
      Prepaid and accrued expenses                                                          (7,422)              (621)
      Increase in other (assets) liabilities, net                                           (2,406)              (632)
                                                                                   ----------------    ---------------
        NET CASH USED IN OPERATING ACTIVITIES                                              (27,401)            (3,203)
                                                                                   ----------------    ---------------
Cash flows from investing activities:
   Purchase of Rock Bottom assets                                                          (64,906)                 -
   Capital expenditures                                                                    (23,058)            (4,931)
   Proceeds from sale of capital assets                                                          -              1,075
                                                                                   ----------------    ---------------
        NET CASH USED IN INVESTING ACTIVITIES                                              (87,964)            (3,856)
                                                                                   ----------------    ---------------
Cash flows from financing activities:
   Proceeds from initial public offering, net                                              101,606                  -
   Proceeds from new term loan                                                             210,000                  -
   Proceeds from new senior subordinated notes                                              80,000                  -
   Repayment of old term loan                                                              (65,310)            (6,107)
   Repayment of old senior subordinated notes                                              (89,893)                (9)
   Repayment of zero coupon debt                                                           (99,346)                 -
   Premiums paid on early extinguishment of debt                                           (11,496)                 -
   Fees and expenses related to early extinguishment of debt                                  (478)                 -
   Net borrowings (repayments) - old revolving credit facility                             (24,500)            15,500
   Deferred financing costs                                                                 (7,058)              (309)
   Exercise of stock options                                                                   106                  -
   Repayments of new term loan                                                                (900)                 -
   Net borrowings - new revolving credit facility                                           24,500                  -
   Repayments of capital lease obligations                                                  (1,525)            (2,014)
                                                                                   ----------------    ---------------
        NET CASH PROVIDED BY  FINANCING ACTIVITIES                                         115,706              7,061
                                                                                   ----------------    ---------------
Net increase in cash                                                                           341                  2
Cash at beginning of period                                                                    261                216
                                                                                   ----------------    ---------------
Cash at end of period                                                                        $ 602              $ 218
                                                                                   ================    ===============


   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations and financial position of Duane Reade Inc. (the "Company"), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the year ended December 27, 1997. During the third quarter of 1998, the Company changed its inventory costing method from the LIFO method to FIFO. The effect of this change was not material to the accompanying financial statements. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10K for the year ended December 27, 1997. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.


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

                               DUANE READE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


5. EXTRAORDINARY CHARGE

During the 39 weeks ended September 26, 1998, as a result of the completion of the Refinancing Plan, the Company incurred an extraordinary charge due to the early extinguishment of debt. The extraordinary charge is comprised of the following (dollars in millions):

      7.5% call premium on Zero Coupon Notes                      $ 7.5
      4.5% call premium on 12% Senior Notes due 2002                4.0
      Accelerated amortization of deferred financing
         costs and transaction  expenses                            6.8
      Accelerated accretion of Zero Coupon Notes to
         the Indenture stated value                                 4.0
      Interest on 12% Senior Notes due 2002 and
         accretion of Zero Coupon Notes during the 30
         day defeasance period                                      1.3
                                                                  -----
      Extraordinary charge                                         23.6
      Income taxes                                                    -
                                                                  -----
      Extraordinary charge, net of income taxes                   $23.6
                                                                  =====

6. NONRECURRING CHARGES

During 1997, the Company considered a public offering of its common stock and took certain steps in connection with those plans. Such plans were abandoned when the Company entered into a recapitalization agreement with its stockholders ("Stockholders") and certain investors ("Investors"). Under the recapitalization agreement the Investors purchased from the Stockholders substantially all of their stock holdings in the Company. In addition, because of the change of control, the Company was obligated to and made offers to repurchase all outstanding 12% Senior Notes due September 15, 2002 and 15% Senior Subordinated Zero Coupon Notes due September 15, 2004 for the principal amount or accreted value thereof plus a premium. The costs and expenses incurred in connection with the abandoned public offering and the recapitalization have been treated as nonrecurring because the expenses were related to financing activities which the Company does not expect to repeat.

7. ACQUISITION

On September 11, 1998, the Company purchased substantially all of the operating assets of Rock Bottom Stores, Inc., a health and beauty aid retailer operating 38 stores primarily in the outer boroughs of New York City. The purchase price paid was $64.9 million, subject to certain post-closing adjustments. The acquisition, accounted for under the purchase method, was financed with $80 million in additional term loans under the Existing Credit Agreement. The purchase price, based on preliminary estimates of fair values, is allocable to inventory ($32.7 million), property ($18.0 million), identifiable intangibles ($9.9 million) and goodwill ($13.5 million) net of reserves for expenses, store conversion and closings ($9.2 million). The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocated at September 26, 1998.

The operating results of the Rock Bottom operations have been included in the consolidated statement of income from the date of acquisition. The unaudited pro forma results below assume the acquisition occurred as of December 28, 1997 and December 29, 1996 (in thousands, except per share amounts):

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                For the 39 Weeks Ended
                                                                                          -----------------------------------
                                                                                           September 26,      September 27,
                                                                                               1998               1997
                                                                                          ----------------   ----------------
                                                                                                     (Unaudited)
Net sales                                                                                       $ 561,457          $ 490,232
                                                                                          ================   ================
Operating income                                                                                $  33,202          $  17,721
                                                                                          ================   ================
Income (loss) before extraordinary charge                                                       $   9,438          $ (13,077)
Extraordinary charge, net of income taxes of $-0-                                                 (23,600)                 -
                                                                                          ----------------   ----------------
Net income (loss)                                                                               $ (14,162)         $ (13,077)
                                                                                          ================   ================
Per Common Share - Basic:
     Income (loss) before extraordinary charge                                                  $    0.59          $   (1.29)
     Extraordinary charge                                                                           (1.48)                 -
                                                                                          ----------------   ----------------
     Net income (loss)                                                                          $   (0.89)         $   (1.29)
                                                                                          ================   ================
Per Common Share - Diluted:
     Income (loss) before extraordinary charge                                                  $    0.55          $   (1.29)
     Extraordinary charge                                                                           (1.37)                -
                                                                                          ----------------   ----------------
     Net income (loss)                                                                          $   (0.82)         $   (1.29)
                                                                                          ================   ================


In management's opinion, the unaudited pro forma combined results are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or the beginning of fiscal 1997 or of future results of the combined operations under the ownership and management of the Company.


8.  INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):


                                                         For the 13 Weeks Ended                 For the 39 Weeks Ended
                                                   -----------------------------------    -----------------------------------
                                                    September 26,      September 27,       September 26,      September 27,
                                                        1998                1997               1998               1997
                                                   ----------------    ---------------    ----------------   ----------------
Income (loss) before extraordinary charge                  $ 5,763           $ (1,808)          $   8,549          $ (14,165)
Extraordinary charge                                             -                  -             (23,600)                 -
                                                   ----------------    ---------------    ----------------   ----------------
Net income (loss)                                          $ 5,763           $ (1,808)          $ (15,051)         $ (14,165)
                                                   ================    ===============    ================   ================

Weighted average number of common shares
     outstanding during the period                          16,986             10,257              15,936             10,128
Common equivalent common shares                              1,369                  -               1,275                  -
                                                   ----------------    ---------------    ----------------   ----------------
Weighted average number of shares outstanding               18,355             10,257              17,211             10,128
                                                   ================    ===============    ================   ================

Per common share - basic
     Income (loss) before extraordinary charge             $  0.34           $  (0.18)          $    0.54          $   (1.40)
     Extraordinary charge                                        -                  -               (1.48)                 -
                                                   ----------------    ---------------    ----------------   ----------------
     Net income (loss)                                     $  0.34           $  (0.18)          $   (0.94)         $   (1.40)
                                                   ================    ===============    ================   ================

Per common share - diluted
     Income (loss) before extraordinary charge             $  0.31           $  (0.18)          $    0.50          $   (1.40)
     Extraordinary charge                                        -                  -               (1.37)                 -
                                                   ----------------    ---------------    ----------------   ----------------
     Net income (loss)                                     $  0.31           $  (0.18)          $   (0.87)         $   (1.40)
                                                   ================    ===============    ================   ================


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

THE INFORMATION CONTAINED HEREIN INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. A NUMBER OF FACTS COULD CAUSE ACTUAL RESULTS, PERFORMANCE, ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE DRUGSTORE INDUSTRY IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREA; INFLATION, CHANGES IN COSTS OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN PREVAILING INTEREST RATES AND THE AVAILABILITY OF AND TERMS OF FINANCING TO FUND THE ANTICIPATED GROWTH OF THE COMPANY'S BUSINESS; THE ABILITY OF THE COMPANY TO SUCCESSFULLY INTEGRATE ITS RECENT ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF ROCK BOTTOM STORES, INC.; LIABILITY AND OTHER CLAIMS ASSERTED AGAINST THE COMPANY; CHANGES IN OPERATION STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; THE SIGNIFICANT INDEBTEDNESS OF THE COMPANY; LABOR DISTURBANCE; CHANGES IN THE COMPANY'S ACQUISITION AND CAPITAL EXPENDITURE PLANS; AND OTHER FACTORS REFERENCED HEREIN. IN ADDITION, SUCH FORWARD LOOKING STATEMENTS ARE NECESSARILY DEPENDENT UPON ASSUMPTIONS, ESTIMATES AND DATES THAT MAY BE INCORRECT OR IMPRECISE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS INCLUDED HEREIN DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND MAY NOT BE REALIZED. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "PRO FORMA," "ANTICIPATES," "INTENDS" OR THE NEGATIVE OF ANY THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSION OF STRATEGY OR INTENTIONS. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATIONS TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

ROCK BOTTOM ACQUISITION

On September 11, 1998, the Company purchased substantially all of the operating assets of Rock Bottom Stores, Inc., a health and beauty aid retailer operating 38 stores primarily in the outer boroughs of New York City. The purchase price paid was $64.9 million, subject to certain post-closing adjustments. The acquisition, accounted for under the purchase method, was financed with $80 million in additional term loans under the Existing Credit Agreement.

RESULTS OF OPERATIONS

The following sets forth the results of operations as a percentage of sales for the periods indicated.


                                            13 Weeks Ended                                       39 Weeks Ended
                                            --------------                                       --------------
                                September 26,1998       September 27,1997           September 26,1998     September 27,1997
                                -----------------       -----------------           -----------------     -----------------
Net  Sales                               100.0%                100.0%                      100.0%                 100.0%
Cost of Sales                             72.9                  74.1                        74.3                   75.3
                                -----------------       -----------------           -----------------     -----------------
Gross Profit                              27.1                  25.9                        25.7                   24.7
Selling, general and
administrative expenses                   15.8                  16.0                        16.0                   15.4
Amortization                               1.1                   1.2                         1.1                    1.2
Depreciation                               1.2                   0.9                         1.0                    0.8
Store pre-opening expense                  0.8                   0.2                         0.8                    0.2
Non-recurring charges                      -                     1.1                         -                      3.5
                                -----------------       -----------------           -----------------     -----------------
Operating income                           8.2                   6.5                         6.8                    3.6
Interest expense net                       4.2                   8.2                         4.7                    8.1
                                -----------------       -----------------           -----------------     -----------------
Income (loss) before
extraordinary charge                       4.0                  (1.7)                        2.1                   (4.5)
Extraordinary Charge                       0.0                   -                          (5.9)                   -
                                -----------------       -----------------           -----------------     -----------------
Net loss                                   4.0%                 (1.7)%                      (3.8)%                 (4.5)%
                                =================       =================           =================     =================


THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

Net sales in the third quarter 1998 were $144.5 million, an increase of 35.5% over last year's third quarter net sales of $106.6 million. Results include sales from the 38 acquired Rock Bottom stores for two weeks in the quarter. This increase was attributable to increased comparable store sales of 6.3% and the sales generated by the Company's newly opened and acquired stores. During the third quarter of 1998, the Company opened twelve stores and acquired 38 Rock Bottom stores compared to three new stores opened during the third quarter of 1997. At September 28, 1998, the Company operated 134 stores compared to 65 stores at September 27,1997.

Cost of sales as a percentage of net sales decreased to 72.9% this year from 74.1% in the comparable quarter last year resulting in an increase in gross profit margin to 27.1% from 25.9%. The increase in gross profit margin resulted principally from contribution from higher margin merchandise such as greeting cards, photo finishing, cosmetics, vitamins, generic drugs and private label products.

Selling, general and administrative expenses were $22.8 million or 15.8% of net sales and $17.0 million or 16.0% of net sales in the third quarter of 1998 and 1997, respectively. The percentage decrease in 1998 compared to 1997 resulted principally from leverage from the increased sales as well as slightly lower store labor as a percentage of net sales.

Amortization of goodwill and other intangibles in the third quarter of 1998 and 1997 was $1.6 million and $1.3 million, respectively.

During the third quarter of 1997, the Company recorded a $1.2 million nonrecurring charge related to the Company's abandoned public offering and recapitalization.

The Company incurred pre-opening costs of $1.1 million during the third quarter of 1998 related to the opening of twelve stores. Pre-opening costs of $0.3 million were incurred during the third quarter of 1997 for the opening of three stores.

Net interest expense decreased 30.0% to $6.1 million in the third quarter of 1998 from $8.7 million in the third quarter of 1997. The decrease was principally due to the impact of debt refinancing completed during February 1998 (in connection with the Refinancing Plan) which resulted in lower overall debt levels and a reduction of interest rates.

The Company's net income increased by $7.6 million to $5.8 million in the third quarter of 1998 from a net loss of $1.8 million in the third quarter of 1997 primarily as a result of the absence of the $1.2 million nonrecurring charge that occurred in the prior year period, reduced interest expense, and increased sales and gross profit margin, partially offset by increased selling, general and administrative expenses, store pre-opening costs and depreciation and amortization. The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, nonrecurring charges and extraordinary charge) for the third quarter of 1998 increased by 52.2% to $16.4 million from $10.8 million in third quarter of 1997, primarily as a result of the foregoing reasons.

THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998 VERSUS THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997

Net sales for the thirty-nine weeks ended September 26, 1998 were $398.7 million, an increase of 27.0% over the net sales for the first thirty-nine weeks of 1997 of $313.8 million. Results include sales from the 38 acquired Rock Bottom stores for two weeks in the period. The increase was attributable to increased comparable store sales of 6.7% and the sales generated by the Company's newly opened and acquired stores. The Company opened 29 stores and acquired 38 Rock Bottom stores during the period compared to five stores opened during the same period last year.

Cost of sales for the thirty-nine weeks ended September 26, 1998 as a percentage of net sales decreased to 74.3% from 75.3% in the comparable period last year, resulting in an increase in gross profit margin to 25.7% from 24.7%. The increase in gross profit margin resulted from increased contribution from the sale of higher margin merchandise such as cosmetics, vitamins, general merchandise, generic drugs and private label products; and higher promotional allowances received from vendors.

Selling, general and administrative expenses were $63.7 million or 16.0% of net sales and $48.2 million or 15.4% of net sales for the thirty-nine weeks ended September 26, 1998 and September 27, 1997, respectively. The percentage increase in 1998 compared to 1997 resulted principally from higher selling expenses related to higher store salaries as a percentage of net sales and increases in other store related expenses (principally attributable to new stores during the early months of operation). The Company believes that as new stores mature, these expenses will increase at a lesser rate than store sales.

Amortization of goodwill and other intangibles for the thirty-nine weeks ended September 26, 1998 and September 27, 1997 was $4.4 million and $3.8 million, respectively.

During the thirty-nine weeks ended September 26, 1998, as a result of the completion of the Refinancing Plan, the Company incurred a $23.6 million extraordinary charge due to the early extinguishment of debt.

During the thirty-nine weeks ended September 27, 1997, the Company recorded a $10.9 million nonrecurring charge related to the Company's abandoned public offering and recapitalization.

The Company incurred pre-opening costs of $3.0 million during the thirty-nine weeks ended September 26, 1998 related to the opening of 29 stores. Pre-opening costs of $0.6 million were incurred during the thirty-nine weeks ended September 27, 1997, for the opening of five stores.

Net interest expense decreased 26.6% to $18.7 million during the thirty-nine weeks ended September 26, 1998 from $25.4 million in the comparable period last year. The decrease was due to the impact of the debt refinancing completed during February 1998 (in connection with the Company's Refinancing Plan) which resulted in lower overall debt levels and a reduction of interest rates.

The Company's income before extraordinary charge increased by $22.7 million to $8.5 million for the thirty-nine weeks ended September 26, 1998 from a net loss of $14.2 million in the thirty-nine weeks ended September 27, 1997 primarily as a result of the $10.9 million nonrecurring charge in the prior year period, decreased interest expense, and increased sales and gross profit margin, partially offset by increased selling, general and administrative expenses, store pre-opening costs, depreciation and amortization. Including the extraordinary charge, the net loss for the thirty-nine weeks ended September 26, 1998 was $15.1 million. The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, nonrecurring charges and extraordinary charge) for the thirty-nine weeks ended September 26, 1998 was $38.2 million, an increase of $8.4 million or 28.4% from $29.7 million in the year ago period, primarily as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $110.4 million and $37.5 million as of September 26, 1998 and December 27 1997, respectively. The increase is primarily due to increases in inventory related to the asset purchase of Rock Bottom, including inventory, which was financed with long-term senior bank indebtedness; the opening of additional stores in the first thirty-nine weeks of 1998 and the Company's increase in its investments in forward-buy inventory. In addition, accounts receivable increased due to additional volume as well as an increase in third party pharmacy receivables due to the Company's decision to no longer factor these receivables.

The Company records significant accounts receivable related to pharmacy sales in connection with third party plans. In the past, the Company had a non-recourse factoring arrangement with an independent third party, Pharmacy Fund, Inc. ("Pharmacy Fund") under which the Company sold its accounts receivable associated with the third party plans. On September 8, 1998, Pharmacy Fund declared bankruptcy and no longer purchases the Company's third party plan receivables. The Company believes that it will not suffer any loss from the bankruptcy. The Company plans to collect its own receivables for the foreseeable future.

During the third quarter, the Company completed the transfer of its warehouse operations to the 300,000 square foot distribution center in Maspeth, New York. This new facility, which has doubled the Company's distribution capacity, is located one mile away from the Company's former center. The Company's capital requirements primarily result from opening and stocking new stores and from the continuing development of management information systems. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 30 to 35 stores during 1998, of which 29 were opened through the third quarter (excluding the acquisition of the Rock Bottom Stores). The Company expects to spend approximately $29 million in 1998 on capital expenditures primarily for new and remodeling stores, and the warehouse expansion. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations.

For the thirty-nine weeks ended September 26, 1998, net cash used in operating activities was $27.4 million, compared to $3.2 million used in operating activities during the thirty-nine ended September 27, 1997. The primary reason for this use of cash was an increase in inventory and vendor receivables previously discussed. The Company believes that the activities have not and will not materially adversely affect its liquidity.

During the thirty-nine weeks ended September 26, 1998, net cash used in investing activities was $88.0 million compared to $3.9 million during the year ago period. The increase reflects the acquisition of 38 Rock Bottom stores and capital expenditures in 1998 related to store openings and remodeling.

For the thirty-nine weeks ended September 26, 1998, net cash provided by financing activities was $115.7 million compared to $7.1 million for the thirty-nine weeks ended September 27, 1997. This increase reflects the borrowing of $80 million to finance the Rock Bottom acquisition and related supporting inventory as well as revolving credit facility borrowings, net of repayments for capital lease obligations.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under the Existing Credit Agreement, will be adequate to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. As of September 26, 1998, the Company had borrowed approximately $24.5 million under the revolving portion of its bank credit facility and had approximately $5.5 million of remaining availability. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company expects to enter into interest rate protection agreements to minimize the impact from a rise in interest rates.

YEAR 2000 UPDATE

The Company is implementing a program to ensure that the Company computer systems and applications (IT Systems) and non IT Systems will function properly beyond 1999. This program includes inventorying year 2000 items, assigning priorities to the identified items; assessing year 2000 compliance of items determined to be material to the Company; remediating or replacing material items that are not year 2000 compliant; and determining contingency plans that may be required.

The Company has completed inventorying and prioritizing year 2000 compliance of its IT Systems and is commencing these phases for its non IT systems, which will include surveying significant third party vendors. The Company is in the initial phases of upgrading its software and expects this phase to be completed by March 31, 1999.

The Company is utilizing both internal and external resources to address year 2000 issues and believes that the cost of such modifications will approximate $600,000. Approximately $250,000 of this includes system upgrades that had been previously identified for operational enhancements.

The failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, financial condition and liquidity. No assurances, however, can be given that the Company will be able to identify and address all year 2000 issues due to their complexity as well as the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties with which the Company does business. Although the Company believes that its efforts are designed to appropriately identify and address year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Readers are cautioned that forward looking statements contained in the year 2000 update should be read in conjunction with the Company's disclosures on the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 on page 9 of this document.

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

                  ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a) The following documents are filed as a part of this
                      report:

                      (i)  Financial Statements

                      (ii) Exhibits:

3.1(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii) Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).
3.2(i) Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii) By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1)
3.3 Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1)
4.1 Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1)
10.1 Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2 Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3 Employment Agreement dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4 Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5 Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6 Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7 Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).
10.8 Agreement, dated as of November 22, 1996 between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.9 Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.9 to the Common Stock S-1).
10.10 Agreement, dated February 4, 1997, as amended between Duane Reade and The Pharmacy Fund, Inc. (incorporated by reference to Exhibit 10.10 to the Common Stock S-1).
10.11 Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ

        EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co. , Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to
        Exhibit 10.13 to the Common Stock S-1).
10.12 Credit Agreement, dated as of February 13, 1998, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, Fleet National Bank, as the Administrative Agent for the Lenders and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders. (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for 1997).
10.13 Partnership Security Agreement, dated as of February 13, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 of the Company's 1997 Annual Report on Form 10-K).
10.14 Borrower Security Agreement, dated as of February 13, 1998 between Duane Reade and Fleet National Bank as Administrative Agent (Incorporated by reference to Exhibit 10.14 of the Company's 1997 Annual Report on Form 10-K).
10.15 Holdings Pledge Agreement, dated as of February 13, 1997, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.15 of the Company's 1997 Annual Report on Form 10-K).

27.1*   Financial Data Schedule.

* Filed herewith.

      (b)  Reports on Form 8-K.

           On August 7, 1998, the Company filed a current report on Form 8-K (under Item 5) in connection with the Company signing a definitive agreement under which it would acquire substantially all of the operating assets of the Rock Bottom Stores, Inc.

           On September 24, 1998, the Company filed a current report on Form 8-K (under Item 2) in connection with the Company's completion of the acquisition of substantially all of the operating assets of Rock Bottom Stores, Inc.

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


Dated:   November 10, 1998
                                            DUANE READE INC.
                                            (Registrant)

                                            By: /s/ William J. Tennant
                                               --------------------------------
                                                 Name:  William J. Tennant
                                                 Title: Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 10, 1998.

         SIGNATURES                                  TITLES
         ----------                                  ------

/s/ Anthony  J. Cuti                      President and Chief Executive Officer
-------------------------------           and Director (Principal Executive
Anthony J. Cuti                           Officer)


/s/ William J. Tennant                    Senior Vice President, Chief Financial
-------------------------------           Officer (Principal Financial Officer;
William J. Tennant                        Principal Accounting Officer)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 10, 1998
                                          DRI I INC.

                                          By: /s/ William J. Tennant
                                              ---------------------------------
                                              Name:  William J. Tennant
                                              Title: Senior Vice President
                                                     and Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 10, 1998 by:


         SIGNATURES                                  TITLES
         ----------                                  ------

/s/ Anthony  J. Cuti                       President and Chief Executive Officer
---------------------------------          and Director (Principal Executive
Anthony J. Cuti                            Officer)


/s/ William J. Tennant                     Senior Vice President, Chief
---------------------------------          Financial Officer (Principal
William J. Tennant                         Officer)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 10, 1998
                                         DUANE READE INC.,

By: DRI I Inc. a general partner         By: Duane Reade Inc., a general partner


By: /s/ William J. Tennant               By: /s/ William J. Tennant
   --------------------------------         -----------------------------------
Name:  William J. Tennant                Name:  William J. Tennant
Title: Senior Vice President             Title: Senior Vice President and Chief
        and Chief Financial Officer              Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 10, 1998 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

          SIGNATURES                           TITLES
          ----------                           ------

/s/ Anthony J. Cuti                   President and Chief Executive Officer and
-----------------------------         Director (principal executive officer)
Anthony J. Cuti


/s/ William J. Tennant                Senior Vice President, Chief Financial
-----------------------------         Officer (principal accounting and
William J. Tennant                    financial officer)