Form 10-K
period 1998-12-26
DUANE READE INC; DUANE READE; DRI I INC
filed 1999-03-26
CIK 895364, 895366, 1052796

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT
              OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998.        COMMISSION FILE NUMBER
                                           333-41239

                                DUANE READE INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        04-3164702
        (State or other jurisdiction of               (IRS Employer Identification Number)
        incorporation or organization)

DRI I Inc.*              Delaware                 04-3166107
Duane Reade*             New York                 11-2731721

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

           440 NINTH AVENUE                               10001
          NEW YORK, NEW YORK                           (Zip Code)
    (Address of principal executive
               offices)

                                 (212) 273-5700
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
Common Stock, $.01 par value per share                                 New York Stock Exchange, Inc.
9 1/4% Senior Subordinated Notes due 2008                                          None.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The only class of voting securities of Duane Reade Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On March 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $233 million.

    The number of shares of the Common Stock outstanding as of March 19, 1999:
17,113,835

                      DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                                           PART OF FORM 10-K
------------------------------------------------------  ------------------------------------------------------
Portions of the Proxy Statement for the Annual Meeting                         Part III
of Stockholders to be held May 6, 1999

    Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statements on Form S-1 (Nos. 333-41239 and 333-43313) under the Securities Act of 1933, as amended, are incorporated by reference into Part IV of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                 PAGE
                                                                                                            ---------
PART I

ITEM 1        Business....................................................................................          3
ITEM 2.       Properties..................................................................................          9
ITEM 3.       Legal Proceedings...........................................................................          9
ITEM 4.       Submission of Matters to a Vote of Security Holders.........................................         10

PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................         11
ITEM 6.       Selected Financial Data.....................................................................         12
ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......         14
ITEM 7A.      Market Risk.................................................................................         20
ITEM 8.       Financial Statements and Supplementary Data.................................................         21
ITEM 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........         42

PART III

ITEM 10.      Directors and Executive Officers of the Registrant..........................................         43
ITEM 11.      Executive Compensation......................................................................         43
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management..............................         43
ITEM 13.      Certain Relationships and Related Transactions..............................................         43

PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................         43

SIGNATURES................................................................................................         46

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Duane Reade is the largest drugstore chain in metropolitan New York, based on sales volume, with 75 of its 128 stores located in Manhattan's high-traffic business and residential districts. Since opening its first store in 1960, the Company has successfully executed a marketing and operating strategy tailored to the unique characteristics of New York, the largest and most densely populated market in the United States. For the fiscal year ended December 26, 1998, the Company had sales of $587.4 million and EBITDA (earnings before interest, income taxes, depreciation, amortization, extraordinary charge, nonrecurring charges and other non-cash items) of $62.0 million, increases of 36.7% and 44.0%, respectively, over the 1997 fiscal year. For the fiscal year ended December 26, 1998, the Company had a net loss of $4.8 million. For the fiscal year ended December 27, 1997, the Company had a net loss of $14.7 million.

    The Company enjoys strong brand name recognition in metropolitan New York, which it believes results from the Company's many locations in high-traffic areas of Manhattan. The Company has developed an operating strategy designed to capitalize on the unique characteristics of the metropolitan New York market, which include high-traffic volume, complex distribution logistics and high costs of occupancy, media advertising and personnel. The key elements of the Company's operating strategy are (i) everyday low price format and broad product offering,
(ii) low cost operating structure supported by its high volume stores and low advertising and distribution costs and (iii) ability to design and operate its stores in a wide variety of sizes and layouts.

    The Company believes that its everyday low price format and broad product offerings provide value and convenience for its customers and build customer loyalty. The Company's everyday low price format results in prices that the Company believes are lower, on average, than the prices offered by its competitors.

    The Company is able to keep its operating costs relatively low due to its high per store sales volume, relatively low warehouse and distribution costs and relatively low advertising expenditures. The Company's high volume stores allow it to effectively leverage occupancy costs, payroll and other store operating expenses. The Company's distribution facility is centrally located and, combined with the rapid turnover of inventory in Duane Reade's stores, results in relatively low warehouse and distribution costs.

    The Company has demonstrated its ability to successfully operate stores using a wide variety of store configurations and sizes, which the Company believes is necessary to succeed in the metro New York City market. For example, the size of the Company's stores ranges from 2,600 to 22,000 square feet, and it operates 34 bi-level stores. The Company believes that its flexibility in configuring stores provides it with a competitive advantage in securing locations for its new stores, as many of its competitors target more standardized spaces for their stores, which are more difficult to find in metropolitan New York. In addition, the Company's management team has extensive experience and knowledge of the New York real estate market, allowing it to pursue attractive real estate opportunities.

    The Company was founded in 1960, and in June 1997, investment funds affiliated with DLJ Merchant Banking Partners II, L.P. (the "DLJ Entities") acquired approximately 91.5% of the outstanding capital stock of the Company. On February 10, 1998, the Company successfully completed its initial public offering, which raised approximately $102 million in new equity to the Company. Upon consummation of the initial public offering (in which the DLJ Entities and certain other selling securityholders participated), the DLJ Entities owned approximately 48.9% of the Company's issued and outstanding common stock. In addition, in 1998 Duane Reade approximately doubled its size, from 67 stores to 128 stores by opening 33 new stores and acquiring 38 stores from the Rock Bottom chain, 28 of which the Company will continue to operate. The Company purchased substantially all of the operating assets (including inventory and store leases) from Rock Bottom Stores, Inc. in September 1998 (the "Rock Bottom Acquisition") and has essentially completed its integration of Rock Bottom stores into the Duane Reade chain, including remodeling these stores to reflect the Duane Reade merchandising concept. In addition, the Company opened a new warehouse and distribution facility in 1998, which doubled the Company's warehousing capacity by providing the Company with 450,000 square feet of space.

COMPANY OPERATIONS

    MERCHANDISING. Duane Reade's overall merchandising strategy is to provide the broadest selection of branded and private label drugstore products available in Manhattan and to sell them at everyday low prices. To further enhance customer service and loyalty, the Company attempts to maintain a consistent in-stock position in all merchandise categories. In addition to prescription and over-the-counter ("OTC") drugs, the Company offers health and beauty aids, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing, photo supplies, seasonal merchandise and other products. Health and beauty care products, including OTC drugs, represent the largest of the Company's product categories. Duane Reade drugstores offer a wide variety of brand name and private label products, including oral, skin and hair care products, bath supplies, vitamins and nutritional supplements, feminine hygiene products, family planning products and baby care products. Popular brands of health and beauty aids are given ample shelf space, and large sizes are offered, which the Company believes appeals to the value consciousness of many Manhattan consumers. Convenience items such as candy, snacks and seasonal goods are positioned near the check out registers to provide optimum convenience and stimulate impulse purchases for the customers while allowing the store employees to monitor those product categories that are particularly susceptible to inventory shrink.

    In addition to the wide array of brand products offered in its stores, the Company offers its own private label products. Private label products provide customers with high-quality, lower priced alternatives to name brand products while generating higher gross profit margins than name brand products. These offerings also enhance Duane Reade's reputation as a value-oriented store. The Company currently offers approximately 500 private label products. In 1998, these private label products accounted for approximately 5.3% of non-pharmacy sales. The Company believes that its strong brand image, reputation for quality and reliability in the New York City market, and its economies of scale in purchasing allow it to aggressively promote private label goods.

    The Company also offers same-day photofinishing services in all of its stores and has installed one-hour photofinishing in twenty stores. Management believes that photofinishing services contribute significantly to sales of other merchandise categories because of customer traffic increases that result from the customer visiting a store twice, in order to drop off film and pick up the processed photos.

    PHARMACY. The Company believes that its pharmacy business will continue to contribute significantly to the Company's growth. Management also believes that a larger and stronger pharmacy business will enhance customer loyalty and generate incremental customer traffic, which is expected to increase sales of Duane Reade's wide variety of OTC drugs and other non-pharmacy merchandise. Duane Reade's prescription drug sales (as reflected by same store pharmacy sales) grew by 21.5% in 1998 compared to 1997. Sales of prescription drugs represented 28.3% of total sales in 1998 compared to 25.1% of total sales in 1997. Although the average number of prescriptions filled by Duane Reade per store per week has increased from 640 in 1994 to 970 during the fourth quarter of 1998, the Company's average remains well below the industry chain store average of approximately 1,100, providing significant opportunity for continued pharmacy growth. The Company believes that the average number of prescriptions filled per week by it lags behind the industry average because of (i) the historically low penetration of Third Party Plans (as defined) in the New York City area and (ii) the Company's concentration of stores in business areas, rather than residential areas. The Company believes continued pharmacy growth will also increase overall customer traffic and benefit its non-pharmacy sales.

    The Company believes that its extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality health care products and services provide it with a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payors (collectively, "Third Party Plans"). The percentage of the Company's total prescription drug sales attributable to Third Party Plans increased to approximately 78% in 1998 from approximately 74% in 1997. Although gross margins on sales to Third Party Plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of Third Party Plans, management believes that the lower gross profit margins are offset by the higher volume of pharmacy sales to Third Party Plan customers allowing the Company to leverage other fixed store operating expenses. In addition, the Company believes that Third Party Plans generate additional general merchandise sales by increasing customer traffic in the stores. As of December 26, 1998, the Company had contracts with over 200 Third Party Plans, including every major Third Party Plan in the Company market areas.

    Another important component of the Company's pharmacy growth strategy is the continued acquisition of prescription files from independent pharmacies in market areas currently served by existing Company stores. In 1998, the Company purchased the prescription files of 24 independent pharmacies for an aggregate total of $7.3 million which generated approximately $50 million in revenues on an annualized basis. Independent pharmacists tend to have a higher proportion of customers that are not Third Party Plans, which provide the Company with incremental revenue and higher margin contribution. When appropriate, the Company will retain the services of the pharmacist, whose personal relationship with the customers generally maximizes the retention rate of the purchased file. Since 1995, the Company has experienced an estimated 80% customer retention rate with respect to prescription files acquired. Given the large number of independent pharmacies in metropolitan New York, the Company believes that these stores will provide additional acquisition opportunities in the future.

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

    STORE OPERATIONS. Duane Reade stores range in size from 2,600 to 22,000 square feet, with an average of 6,719 square feet for the Duane Reade stores and 11,396 square feet for the stores acquired through the Rock Bottom Acquisition. The Company's stores are designed to facilitate customer movement and to minimize inventory shrink. The Company believes that its wide, straight aisles and well-stocked shelves allow customers to find merchandise easily and allow the store's employees (managers, security guards, cashiers and stock clerks) to effectively monitor customer behavior. The Company attempts to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

    The Company establishes each store's hours of operation in an attempt to best serve customer traffic patterns and purchase habits and to optimize store labor productivity. Stores in Manhattan's business districts are generally open five days a week. In residential and appropriate business/shopping districts, stores are open six or seven days a week with a heavy emphasis on convenient, early morning and late evening openings. In 1998, the Company had nine stores which were open 24 hours a day, 365 days a year. The Company intends to continue to identify stores in which extended operating hours would improve customer service and convenience and contribute to the Company's profitability. Each store is supervised by one store manager and one or more assistant store managers. Stores are supplied by deliveries from the Company's warehouse in Queens an average of three times a week, allowing the stores to maintain a high in-stock position, maximize store selling space and minimize inventory required to be held on hand.

    The Company attempts to mitigate inventory shrink through (i) the employment of full time security guards in each store, (ii) use of a state-of-the-art Electronic Article Surveillance ("EAS") system that detects unremoved EAS tags on valuable or easily concealed merchandise and (iii) merchandise delivery and stocking during non-peak hours. Additionally, all store and warehouse employees are trained to monitor inventory shrink, and the Company uses outside consulting services to monitor employee behavior. The Company has a full-time team of loss prevention professionals and utilizes an anonymous call-in line to allow employees to report instances of theft. The Company also has ongoing audits of warehouse picking and receiving and an anonymous reward line for the reporting of theft. The Company believes that these programs have enabled it to control inventory shrink and will enable it to continue to do so.

    PURCHASING AND DISTRIBUTION. The Company purchases approximately 72% of its merchandise directly from manufacturers. The Company distributes approximately 82% of its merchandise through the Company's warehouse and receives direct-to-store deliveries for approximately 18% of its purchases. Direct-to-store deliveries are made for pharmaceuticals, greeting cards, photofinishing, convenience foods and beverages. The Company purchases from over 1,000 vendors. The Company believes that there are ample sources of supply for the merchandise currently sold in its stores. The Company manages its purchasing through a combination of forward buying, national buying and vendor discount ("deal") buying in ways in which it believes maximizes its buying power. For example, the Company uses a computerized forecasting and investment program that is designed to determine optimal forward buying quantities before an announced or anticipated price increase has been implemented. By forward buying, the Company stocks up on regularly carried items when manufacturers temporarily reduce the cost of goods or when a price increase has been announced or is anticipated.

    The Company currently operates one warehouse, which is located in Maspeth, Queens. The warehouse contains approximately 450,000 square feet devoted to inventory. The Company believes that the close proximity of the warehouse to the stores allows the Company to supply the stores frequently, thereby minimizing inventory and maximizing distribution economies. The Company also owns a fleet of trucks and vans, which it uses for deliveries from the warehouse to the stores.

ADVERTISING AND PROMOTION

    The Company regularly promotes key items at reduced retail prices during four-week promotional periods. Store windows and in-store signs are utilized to communicate savings and value to shoppers. Additionally, over 40 million bags with the highly recognizable Duane Reade logo are used by its customers each year, helping to promote the Company's name throughout metropolitan New York. The Company also utilizes full color circulars to announce new stores and heavily circulates them in local areas to attract customers. Typically, a new store sells one to two times its regular volume during a grand opening promotion, which generally lasts two to three weeks. The Company generally does not rely heavily on the use of print or broadcast media to promote its stores. Rather, because of its many high-traffic locations, the Company typically relies on in-window displays as its primary method of advertising. In 1997, the Company began using radio advertising. The radio advertising focuses on the Company's pharmacy business, highlighting services enhanced by the modern pharmacy computer system, pharmacist accessibility and enhanced convenience.

MANAGEMENT INFORMATION SYSTEMS

    The Company currently has modern pharmacy and inventory management information systems. The pharmacy system (PDX) has reduced the processing time for electronic reimbursement approval for prescriptions from Third Party Plan providers from 50 seconds to 7 seconds, and the inventory management systems (JDA merchandising and E3 replenishment) have allowed the Company to increase turns in the warehouse. The Company utilizes point of sale (POS) systems in its stores. These systems allow the Company to better control pricing, inventory and shrink, while maximizing the benefits derived from the other parts of its systems installation program. POS also provides sales analysis that enables the Company to improve labor scheduling, and helps optimize planogram design by allowing detailed analysis of stock-keeping unit sales.

    The Company is implementing a program to ensure that the Company computer systems and applications (IT Systems) and non-IT Systems will function properly beyond 1999. This program includes inventorying year 2000 items; assigning priorities to the identified items; assessing year 2000 compliance of items determined to be material to the Company; remediating or replacing material items that are not year 2000 compliant; and determining contingency plans that may be required.

    The Company has completed inventorying and prioritizing year 2000 compliance of its IT Systems and is commencing these phases for its non-IT systems, which will include surveying significant third party vendors. The Company is upgrading its software and expects this phase to be completed by June 30, 1999.

    The Company is utilizing both internal and external resources to address year 2000 issues and believes that the cost of such modifications will approximate $600,000. Approximately $250,000 of this includes system upgrades that had been previously identified for operational enhancements.

    Although management expects to complete the upgrading of all of its software by mid-1999, the Company will develop a year 2000 contingency plan before mid-1999 if it appears that the Company will not achieve full year 2000 compliance. Management regularly monitors the status of the year 2000 compliance process.

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

    Because of the difficulties of operating in densely populated areas, the New York City drugstore market remains somewhat under-penetrated by national chains as compared to the rest of the country. Nationwide, approximately 75% of the drugstore market is controlled by chains, while in New York City that number is approximately 50%. There can be no assurance that such underpenetration will continue.

    Duane Reade believes that it has significant competitive advantages over independent drugstores in New York City, including purchasing economies of scale, a centrally located warehouse that minimizes store inventory and maximizes selling space, a full line of in stock, brand name merchandise and a convenient store format. Major chain competitors in the New York City market include Rite-Aid, Genovese and CVS.

GOVERNMENT REGULATION

    Duane Reade's stores and its distribution facility are registered with the federal U.S. Drug Enforcement Agency and are subject to various state and local licensing requirements. Each of Duane Reade's pharmacies and pharmacists located in New York are licensed by the State of New York. The pharmacy and pharmacists employed at Duane Reade's stores in Newark and Bayonne, New Jersey are licensed by the State of New Jersey. In addition, Duane Reade has been granted cigarette tax stamping licenses from the State of New York and from the City of New York which permit Duane Reade to buy cigarettes directly from the manufacturers and stamp the cigarettes themselves. Duane Reade's stores possess cigarette tax retail dealers licenses issued by the State of New York, the City of New York and the State of New Jersey.

EMPLOYEES

    As of December 26, 1998, Duane Reade had approximately 3,500 employees, almost all of whom were full-time. Approximately 2,300 of the Company's 3,500 employees are represented by unions. Non-union employees include employees at corporate headquarters, employees at Duane Reade's personnel office and store management. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815. The Company's three year contract with this union expires on August 31, 1999. Store employees are represented by the Allied Trade Council and as a result of the Rock Bottom Acquisition, certain stores are represented by the National Health and Human Services Employees Union AFL-CIO, Local 1199 ("Local 1199") and Local 34A New York Joint Board. The Company's three year contract with the Allied Trade Council expires August 31, 2001. The contract with Local 34A New York Joint Board expires September 21, 2002. The Company is currently in negotiation with Local 1199 and expects to have a completed contract within the next several months. The sixteen stores represented by Local 1199 have been operating uninterrupted without a contract since the Rock Bottom Acquisition. Duane Reade believes that its relations with its employees are good.

TRADEMARKS

    The name "Duane Reade" and the "DR" logo are registered trademarks. The Company believes that it has developed strong brand awareness within the New York City area. As a result, the Company regards the Duane Reade logo as a valuable asset.

    In addition, in connection with the Rock Bottom Acquisition, Duane Reade acquired the "Rock Bottom" name, the "Rock Bottom" logo and "RXCELLENT SERVICE and Design," each of which were registered trademarks.

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

ITEM 2. PROPERTIES.

    As of December 26, 1998, the Company is operating stores in the following locations:

                                                                                                     NO. OF STORES
                                                                                                  -------------------
Manhattan, NY...................................................................................              75
Brooklyn, NY....................................................................................              16
Queens, NY......................................................................................              11
Bronx, NY.......................................................................................               6
Staten Island, NY...............................................................................               3
Nassau/Suffolk County, NY.......................................................................              10
Westchester County, NY..........................................................................               5
New Jersey......................................................................................               2
                                                                                                             ---
Total:..........................................................................................             128

    Store leases are generally for 15 year terms. The average year of expiration for stores operating as of December 26, 1998 is 2008. Lease rates are generally subject only to increases based on inflation, real estate tax increases or maintenance cost increases. The following table sets forth the lease expiration dates of the Company's leased stores over each of the next five years and thereafter. Of the stores with leases expiring in the next five years, fourteen have renewal options.

                                                                                                            YEAR
                                                                                                        -------------
1999..................................................................................................            1
2000..................................................................................................            5
2001..................................................................................................            1
2002..................................................................................................           10
2003..................................................................................................            6
Thereafter............................................................................................          105

    The Company leases space for its corporate headquarters, which is located in Manhattan, New York.

    The Company leases a 450,000 square foot warehouse in Maspeth, Queens, New York under a lease which expires 2017. The Company also owns a 150,000 square foot warehouse which is no longer used by the Company and is under contract for sale in 1999.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a party to certain legal actions arising in the ordinary course of business. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company.

    In addition, the Company is currently party to legal actions arising out of disputes over the purchase price with respect to the Rock Bottom Acquisition. The disputed amounts are not material to the Company, and the Company believes that the ultimate outcome of these actions will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of fiscal 1998, the Company did not submit any matters to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE RANGE OF COMMON STOCK

                                                                                              YEAR ENDED DECEMBER
                                                                                                   26, 1998
                                                                                             ---------------------
QUARTER ENDED                                                                                  HIGH        LOW
-------------------------------------------------------------------------------------------  ---------  ----------
March 28, 1998.............................................................................  $  26.125  $  20.50
June 27, 1998..............................................................................      31.00     21.3125
September 26, 1998.........................................................................      44.75     27.125
December 26, 1998..........................................................................      45.00     31.75

    Duane Reade's common stock is listed on the New York Stock Exchange under the symbol: "DRD." At March 19, 1999 there were 76 registered shareholders of the Common Stock compared with 85 registered shareholders at March 23, 1998. The Company's common stock was not publicly traded in 1997, and the Company paid no dividends in 1997 or 1998. The Company does not currently anticipate paying cash dividends in the future.

ITEM 6 SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, PERCENTAGES AND STORE DATA

FISCAL YEAR                                               1998        1997        1996        1995        1994
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital......................................  $   90,000  $   37,494  $    9,917  $   13,699  $   20,152
Total assets.........................................     428,140     249,521     222,476     235,860     229,699
Total debt and capital lease obligations.............     310,969     278,085     245,657     244,104     228,764
Stockholders' equity (deficiency)....................      22,789     (74,109)    (59,396)    (41,196)    (23,170)

STATEMENT OF OPERATIONS DATA
Net sales............................................  $  587,432  $  429,816  $  381,466  $  336,922  $  281,103
Cost of sales........................................     431,025     322,340     288,505     259,827     209,678
                                                       ----------  ----------  ----------  ----------  ----------
Gross profit.........................................     156,407     107,476      92,961      77,095      71,425
Selling, general & administrative expenses...........      94,577      65,414      59,048      50,326      39,741
Amortization.........................................       7,121       5,303      16,217      11,579      18,238
Depreciation.........................................       7,037       3,507       3,015       1,929       1,184
Store pre-opening expenses...........................       3,273         767         139       1,095       1,220
Nonrecurring charges(1)..............................          --      12,726          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Operating income.....................................      44,399      19,759      14,542      12,166      11,042
Interest expense, net................................      25,612      34,473      32,396      30,224      27,480
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before taxes...........................      18,787     (14,714)    (17,854)    (18,058)    (16,438)
Income taxes.........................................          --          --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary charge............      18,787     (14,714)    (17,854)    (18,058)    (16,438)
Extraordinary charge(2)..............................     (23,600)         --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Net loss.............................................  $   (4,813) $  (14,714) $  (17,854) $  (18,058) $  (16,438)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Per common share--basic:
  Income (loss) before extraordinary charge..........  $     1.16  $    (1.45) $    (1.77) $    (1.77) $    (1.62)
  Extraordinary charge...............................       (1.46)         --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
  Net loss...........................................  $    (0.30) $    (1.45) $    (1.77) $    (1.77) $    (1.62)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Weighted average common shares
    outstanding......................................      16,198      10,161      10,103      10,178      10,161
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Per common share--diluted:
  Income (loss) before extraordinary charge..........  $     1.07  $    (1.45) $    (1.77) $    (1.77) $    (1.62)
  Extraordinary charge...............................       (1.34)         --          --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
  Net loss...........................................  $    (0.27) $    (1.45) $    (1.77) $    (1.77) $    (1.62)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Weighted average common shares
    outstanding......................................      17,508      10,161      10,103      10,178      10,161
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

FISCAL YEAR                                               1998        1997        1996        1995        1994
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
OPERATING AND OTHER DATA
EBITDA(3)............................................  $   62,016  $   43,056  $   35,300  $   27,443  $   31,188
EBITDA as a percentage of sales......................        10.6%       10.0%        9.3%        8.2%       11.1%
Number of stores at end of period....................         128          67          60          59          51
Same store sales growth(4)...........................         6.5%        7.6%        8.3%       (3.5)%        1.6%
Pharmacy same store sales growth.....................        21.5%       24.6%       25.5%        7.0%       14.2%
Average store size (square feet) at end of period:
  Duane Reade........................................       6,719       6,910       6,733       6,712       6,596
  Rock Bottom........................................      11,396          --          --          --          --
Sales per square foot................................  $    1,040  $    1,010  $      956  $      898  $      970
Pharmacy sales as a % of net sales...................        28.3%       25.1%       21.8%       19.0%       17.6%
Third-Party Plan sales as a % of pharmacy sales......        77.9%       74.2%       64.4%       58.2%       45.7%
Capital expenditures.................................  $   33,266  $    9,360  $    3,539  $    6,868  $    9,947

------------------------

(1)   Refer to Note 18 of Consolidated Financial Statements.

(2)   Refer to Note 17 of the Consolidated Financial Statements.

(3) As used herein, "EBITDA" means earnings before interest, income taxes, depreciation, amortization, extraordinary charge, nonrecurring charges and other non-cash items (primarily deferred rents). Management believes that EBITDA, as presented, represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company without the impact of certain non-cash charges. Targets and positive trends in EBITDA are used as the performance measure for determining management's bonus compensation; EBITDA is also utilized by the Company's creditors in assessing debt covenant compliance. The Company understands that, while EBITDA is frequently used by security analysis in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow from operating activities as a measure of liquidity, nor an alternative to net income as an indicator of the Company's operating performance nor any other measure of performance in conformity with GAAP.

    A reconciliation of net loss to EBITDA for each period included above is set forth below (dollars in thousands):

FISCAL YEAR                                       1998        1997        1996       1995        1994
----------------------------------------------  ---------  ----------  ----------  ---------  ----------
Net loss......................................  $  (4,813) $  (14,714) $  (17,854) $  18,058) $  (16,438)
Interest expense, net.........................     25,612      34,473      32,396     30,224      27,480
Amortization..................................      7,121       5,303      16,217     11,579      18,238
Depreciation..................................      7,037       3,507       3,015      1,929       1,184
Extraordinary charge..........................     23,600          --          --         --          --
Nonrecurring charges..........................         --      12,726          --         --          --
Other non-cash items..........................      3,459       1,761       1,526      1,769         724
                                                ---------  ----------  ----------  ---------  ----------
EBITDA........................................  $  62,016  $   43,056  $   35,300  $  27,443  $   31,188
                                                ---------  ----------  ----------  ---------  ----------
                                                ---------  ----------  ----------  ---------  ----------

(4) Same store sales figures include stores that have been in operation for at least 13 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should be read in connection with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

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

    The Company had sales per square foot of $1,010 and $1,040 in fiscal 1997 and fiscal 1998, respectively. The Company believes that sales per square foot is a useful measure of comparing the Company's performance to that of its competitors because it is a measure of a store's sales productivity. The Company currently expects that its sales per square foot may decline as it continues with its plan to increase new store openings during 1999. The opening of such additional stores may result in a decline in sales per square foot principally because (i) the average square footage for new stores will often be greater than that of the existing store base and (ii) new stores generally take some time to reach a mature level of sales. The Company believes that its competitors in the industry experience increases and decreases in sales per square foot for similar reasons. Over the next two years, the Company plans to open approximately 30 to 40 stores, primarily in New York City.

    The Company includes stores that have been in operation for at least 13 months for purposes of calculating comparable store sales figures.

    In June 1997, DLJ Merchant Banking Partners II, L.P. ("DLJMBPII") and certain of its affiliates acquired approximately 91.5% of the outstanding capital stock of the Company from Bain Capital and certain other selling securityholders. Upon consummation of such purchase, the Company reclassified all of its outstanding capital stock (then consisting of four classes) into one class of common stock, $0.01 par value per share. In February 1998, the Company successfully completed an initial public offering (the "Offering") of its common stock.

    The Company's primary assets are its ownership of 99% of the outstanding partnership interest of Duane Reade, a New York general partnership ("Duane Reade") and ownership of all of the outstanding common stock of DRI I Inc. ("DRI"). DRI owns the remaining 1% partnership interest in Duane Reade. Substantially all of the operations of the Company are conducted through Duane Reade.

RESULTS OF OPERATIONS

    The following sets forth the results of operations as a percentage of sales for the periods indicated.

                                                                                                FISCAL YEAR
                                                                                      -------------------------------
                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Net Sales...........................................................................      100.0%     100.0%     100.0%
Cost of Sales.......................................................................       73.4       75.0       75.6
                                                                                      ---------  ---------  ---------
Gross profit........................................................................       26.6       25.0       24.4
Selling, general and administrative expenses........................................       16.1       15.2       15.5
Amortization........................................................................        1.3        1.2        4.3
Depreciation........................................................................        1.2        0.8        0.8
Store pre-opening expenses..........................................................        0.6        0.2        0.0
Nonrecurring charges................................................................         --        3.0         --
                                                                                      ---------  ---------  ---------
Operating income....................................................................        7.6        4.6        3.8
Net interest expense................................................................        4.4        8.0        8.5
                                                                                      ---------  ---------  ---------
Income (loss) before extraordinary charge...........................................        3.2       (3.4)      (4.7)
Extraordinary charge................................................................       (4.0)        --         --
                                                                                      ---------  ---------  ---------
Net loss............................................................................      (0.8)%      (3.4)%      (4.7)%
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales in 1998 were $587.4 million, an increase of 36.7% over 1997 net sales of $429.8 million. The increase was due to increased comparable store sales of 6.5% and the inclusion of seven stores opened during 1997 for the entire 1998 period, 33 new stores opened in 1998, and 28 stores purchased in the Rock Bottom Acquisition. The increase in comparable store sales was primarily attributable to increased pharmacy sales, which increased to 28.3% of total sales in 1998 compared to 25.1% of total sales in 1997.

    Cost of sales as a percentage of net sales decreased to 73.4% for 1998 from 75.0% for 1997, resulting in an increase in gross profit margin to 26.6% for 1998 from 25.0% for 1997. The increase in gross margin resulted principally from contribution from higher margin merchandise such as greeting cards, photo finishing, cosmetics, vitamins, generic drugs and private label products.

    Selling, general and administrative expenses were $94.6 million or 16.1% of net sales and $65.4 million or 15.2% of net sales in 1998 and 1997, respectively. The percentage increase in 1998 compared to 1997 resulted principally from higher selling expenses related to higher store salaries as a percentage of net sales and increases in other store-related expenses (principally attributable to new stores during the early months of operation) as well as approximately $1.4 million of nonrecurring transition costs related to the integration of the Rock Bottom stores during the fourth quarter of 1998. Transition costs related to the Rock Botton Acquisition include redundant costs incurred related to the occupancy costs of an additional warehouse, the costs related to maintaining duplicate warehouse and point of sale systems, administrative payroll costs for positions during the integration period and expenses incurred to convert the stores to the Duane Reade format.

    Amortization of goodwill and other intangibles in 1998 and 1997 was $7.1 million and $5.3 million, respectively. The increase in amortization resulted principally from the amortization of goodwill and identifiable intangibles related to the Rock Bottom stores as well as increases in the amortization of customer lists and lease acquisition costs for pharmacy acquisitions during 1998.

    The increase in depreciation from $3.5 million in 1997 to $7.0 million in 1998 resulted principally from depreciation on the 33 stores opened during 1998, a full year of depreciation expense in 1998 on the seven stores opened during 1997 compared to a partial year of depreciation expense in 1997 and depreciation expense on the 28 Rock Bottom stores.

    Store pre-opening expenses increased from $767,000 in 1997 to $3.3 million in 1998 due to the opening of 33 new stores in 1998 compared to seven in 1997.

    Net interest expense decreased 25.7% to $25.6 million in 1998 from $34.5 million in 1997. The decrease in interest expense was principally due to the impact of the debt refinancing completed during February 1998 in connection with the Refinancing Plan (as defined) which resulted in lower overall debt levels and a reduction of interest rates.

    The Company's income before extraordinary charge increased by $33.5 million to $18.8 million for 1998 from a net loss of $14.7 million for 1997 as a result of the $12.7 million nonrecurring charges in the prior year period; decreased interest expense; and increased sales and gross profit margin, partially offset by increased selling, general and administrative expenses; store pre-opening expenses; depreciation and amortization. Including the extraordinary charge related to the early extinguishment of debt, the net loss for 1998 was $4.8 million.

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

    Net interest expense was $34.5 million in 1997 compared to $32.4 million in 1996. The increase in interest expense was principally due to (i) higher non-cash accretion of the 15% Senior Subordinated Zero Coupon Notes due 2004 (the "Zero Coupon Notes"), (ii) interest related to financing of third party accounts receivable and (iii) increased interest on borrowings under the revolving credit facility, partially offset by (a) reduced interest on term loan borrowings caused by the decrease in average balance from $72.0 million for 1996 to $67.4 million for 1997 and a decrease in the average interest rate from 9.1% to 8.7% and (b) reduced interest on capital lease obligations.

    The net loss for the Company decreased by $3.2 million from $17.9 million in 1996 to $14.7 million in 1997 primarily as a result of an increase in sales and gross profit margin and a reduction in amortization expense, partially offset by nonrecurring charges (see Note 18 of Notes to Consolidated Financial Statements). The Company's EBITDA improved by $7.8 million or 22.0% to $43.1 million in 1997 compared to $35.3 million in 1996. EBITDA as a percentage of sales increased to 10.0% in 1997 from 9.3% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    In February 1998, the Company successfully completed the Offering, which was part of a plan to refinance all of the Company's then existing indebtedness (the "Refinancing Plan") in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were: (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of a new secured credit agreement (the "Existing Credit Agreement"), which provided for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes") for net proceeds of approximately $77 million; (iv) the repayment of all outstanding borrowings under the Company's former credit agreement, the outstanding principal amount of which was $89.8 million as of December 27, 1997;
(v) the redemption of the Company's outstanding Zero Coupon Notes; (vi) the redemption of the Company's outstanding 12% Senior Notes due 2002.

    On August 14, 1998, in connection with the Rock Bottom Acquisition, the Existing Credit Agreement was amended to allow for increased term loan borrowings of $10 million. On September 11, 1998, also in connection with the Rock Bottom Acquisition, the Existing Credit Agreement was amended and restated to increase available term loan borrowings by $70 million, bringing the total permitted borrowings under the Existing Credit Agreement to $240 million ($210 of term loans and up to $30 million of revolving loans).

    Working capital was $90.0 million and $37.5 million as of December 26, 1998 and December 27, 1997, respectively. The increase is primarily due to increases in inventory related to the Rock Bottom Acquisition, the opening of 33 additional stores during 1998 and the Company's increase in its investments in forward-buy inventory. In addition, accounts receivable increased due to additional volume as well as an increase in third party pharmacy receivables due to the Company's decision to no longer factor these receivables.

    The Company's EBITDA increased by $19.0 million or 44.0% to $62.0 million in 1998 compared to 1997. EBITDA as a percentage of sales increased to 10.6% in 1998 from 10.0% in 1997.

    For the fiscal year ended December 26, 1998, net cash used in operating activities was $7.9 million, compared to $3.8 million for the fiscal year ended December 27, 1997. The primary reason for this use of cash was an increase in inventory and vendor receivables previously discussed. The Company believes that the activities have not and will not materially adversely affect its liquidity.

    For the fiscal year ended December 26, 1998, net cash used in investing activities was $98.2 million, compared to $8.3 million for the fiscal year ended December 27, 1997. The increase reflects the Rock Bottom Acquisition and capital expenditures in 1998 related to store openings and remodeling.

    For the fiscal year ended December 26, 1998, net cash provided by financing activities was $106.6 million, compared to $12.1 million for the fiscal year ended December 27, 1997. This increase primarily resulted from proceeds from the Offering, new term loan financing, proceeds from the issuance of the Senior Notes, the borrowing of $80 million to finance the Rock Bottom Acquisition and related supporting inventory, and the revolving credit facility borrowing, net of repayments for capital lease obligations.

    During the third quarter, the Company completed the transfer of its warehouse operations to the distribution center in Maspeth, New York. This new facility, which has doubled the Company's distribution capacity, is located one mile away from the Company's former center. The Company's capital requirements primarily result from opening and stocking new stores and from the continuing development of management information systems. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 30 to 40 stores during the next two years. The Company expects to spend approximately $20 million in 1999 on capital expenditures primarily for new and replacement stores. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations.

    Leases for seven of the Company's stores that generated approximately 6.3% of the Company's net sales for the fiscal year ended December 26, 1998 are scheduled to expire before the end of the year 2001. The Company believes that it will be able to renew such leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

    As of December 26, 1998, approximately 2,300 of the Company's approximately 3,500 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of such collectively bargaining agreements, the Company is required to pay certain annual increases in salary and benefits to such employees. The Company does not believe that such increases will have a material impact on the Company's liquidity or results of operations.

    The Company records significant accounts receivable related to pharmacy sales in connection with third party plans. In the past, the Company had a non-recourse factoring arrangement with an independent third party, Pharmacy Fund, Inc. ("Pharmacy Fund") under which the Company sold it accounts receivable associated with the third party plans. On September 8, 1998, Pharmacy Fund declared bankruptcy and no longer purchases the Company's third party plan receivables. The Company believes that it will not suffer any loss from the bankruptcy. The Company plans to collect its own receivables for the foreseeable future.

    The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under the Existing Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. As of December 26, 1998, the Company had borrowed approximately $16.5 million under the revolving portion of its bank credit facility and had approximately $13.0 million of remaining availability. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company has entered into interest rate protection agreements to minimize the impact from a rise in interest rates.

TAX BENEFITS FROM NET OPERATING LOSSES

    At December 26, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $107 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce or eliminate the Company's federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. The Recapitalization caused the Company to experience an ownership change. As a result, the Company currently is subject to an annual
Section 382 Limitation of approximately $5.1 million on the amount of NOLs generated prior to the Recapitalization that the Company may utilize to offset future taxable income. NOLs generated by the Company since the Recapitalization (approximately $37 million) are not subject to the Section 382 Limitation and may be used to offset future taxable income. There can be no assurance that any NOLs will be able to be used by the Company to offset future taxable income or that such NOLs will not become subject to limitation due to future ownership changes.

YEAR 2000 UPDATE

    The Company is implementing a program to ensure that the Company computer systems and applications (IT Systems) and non-IT Systems will function properly beyond 1999. This program includes inventorying year 2000 items; assigning priorities to the identified items; assessing year 2000 compliance of items determined to be material to the Company; remediating or preplacing material items that are not year 2000 compliant; and determining contingency plans that may be required.

    The Company has completed inventorying and prioritizing year 2000 compliance of its IT Systems and is commencing these phases for its non-IT Systems, which will include surveying significant third party vendors. The Company is upgrading its software and expects this phase to be completed by June 30, 1999.

    The Company is using both internal and external resources to address year 2000 issues and believes that the cost of such modifications will approximate $600,000. Approximately $250,000 of this includes system upgrades that had been previously identified for operational enhancements.

    Although management expects to complete the upgrading of all of its software by mid-1999, the Company will develop a year 2000 contingency plan before mid-1999 if it appears that the Company will not achieve full year 2000 compliance. Management regularly monitors the status of the year 2000 compliance process.

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

SEASONALITY

    In general, sales of drugstores items such as prescription drugs, OTC drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products. In view of the Company's recent expansion of seasonal merchandising, the Company expects slightly greater revenue sensitivity relating to seasonality in the future.

INFLATION

    The Company believes that inflation has not had a material impact on results of operations for the Company during the three years ended December 26, 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the first quarter of 2000 and may adopt it earlier.

ITEM 7A. MARKET RISK

    The financial results of the Company are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding (under the Existing Credit Agreement) was approximately $225 million at December 26, 1998, which is somewhat lower than the Company expects its outstanding variable rate debt to be during the next twelve months. The anticipated outstanding balances, however, are not expected to be materially greater than at December 26, 1998. Based on the December 26, 1998 outstanding balances, a 0.50% change in interest rates would affect annual results of operations by approximately $1.1 million. The Company also has $80 million of Senior Notes outstanding at December 26, 1998. These notes, which bear interest at a fixed 9 1/4%, are not subject to risk from interest rate fluctuations.

    The principal objective of the Company's investment management activities is to maintain acceptable levels of interest rate and liquidity risk and to facilitate the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the year ended December 27, 1997 there were no derivative positions. During the year ended December 26, 1998, in connection with the Existing Credit Agreement requirements, the Company entered into an interest rate protection agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Accountants

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF DUANE READE INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Duane Reade Inc. and its subsidiaries (the "Company") at December 26, 1998 and December 27, 1997 and the results of their operations and their cash flows for each of the 52 week periods ended December 26, 1998, December 27, 1997 and December 28, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

            [LOGO]

PricewaterhouseCoopers LLP

New York, NY

February 8, 1999

                                DUANE READE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FOR THE 52 WEEKS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 26,  DECEMBER 27,  DECEMBER 28,
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
Net sales.............................................................   $  587,432    $  429,816    $  381,466
Cost of sales.........................................................      431,025       322,340       288,505
                                                                        ------------  ------------  ------------
Gross profit..........................................................      156,407       107,476        92,961
Selling, general and administrative expenses..........................       94,577        65,414        59,048
Amortization..........................................................        7,121         5,303        16,217
Depreciation..........................................................        7,037         3,507         3,015
Store pre-opening expenses............................................        3,273           767           139
Nonrecurring charges..................................................           --        12,726            --
                                                                        ------------  ------------  ------------
                                                                            112,008        87,717        78,419
                                                                        ------------  ------------  ------------
Operating income......................................................       44,399        19,759        14,542
Interest expense, net.................................................       25,612        34,473        32,396
                                                                        ------------  ------------  ------------
Income (loss) before income taxes.....................................       18,787       (14,714)      (17,854)
Income taxes..........................................................           --            --            --
                                                                        ------------  ------------  ------------
Income (loss) before extraordinary charge.............................       18,787       (14,714)      (17,854)
Extraordinary charge..................................................      (23,600)           --            --
                                                                        ------------  ------------  ------------
Net loss..............................................................   $   (4,813)   $  (14,714)   $  (17,854)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Per common share--basic:
  Income (loss) before extraordinary charge...........................   $     1.16    $    (1.45)   $    (1.77)
  Extraordinary charge................................................        (1.46)           --            --
                                                                        ------------  ------------  ------------
  Net loss............................................................   $    (0.30)   $    (1.45)   $    (1.77)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Weighted average common shares outstanding............................       16,198        10,161        10,103
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Per common share--diluted:
  Income (loss) before extraordinary charge...........................   $     1.07    $    (1.45)   $    (1.77)
  Extraordinary charge................................................        (1.34)           --            --
                                                                        ------------  ------------  ------------
  Net loss............................................................   $    (0.27)   $    (1.45)   $    (1.77)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Weighted average common shares outstanding............................       17,508        10,161        10,103
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      DECEMBER 26,  December 27,
                                                                                          1998          1997
                                                                                      ------------  -------------
ASSETS
Current assets
  Cash..............................................................................   $      869    $       261
  Receivables.......................................................................       25,547          9,592
  Inventories.......................................................................      134,313         66,665
  Property held for sale............................................................       11,527             --
  Prepaid expenses and other current assets.........................................        4,774          2,556
                                                                                      ------------  -------------
    TOTAL CURRENT ASSETS............................................................      177,030         79,074
Property and equipment--net.........................................................       71,974         32,557
Goodwill, net of accumulated amortization $21,954 and $18,264.......................      144,946        120,890
Other assets........................................................................       34,190         17,000
                                                                                      ------------  -------------
    TOTAL ASSETS....................................................................   $  428,140    $   249,521
                                                                                      ------------  -------------
                                                                                      ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable..................................................................   $   50,028    $    23,510
  Accrued interest..................................................................        3,636          4,634
  Other accrued expenses............................................................       25,677         10,873
  Current portion of long-term debt.................................................        5,600            660
  Current portion of capital lease obligations......................................        2,089          1,903
                                                                                      ------------  -------------
    TOTAL CURRENT LIABILITIES.......................................................       87,030         41,580
Long-term debt......................................................................      299,350        271,596
Capital lease obligations, less current portion.....................................        3,930          3,926
Other non-current liabilities.......................................................       15,041          6,528
                                                                                      ------------  -------------
    TOTAL LIABILITIES...............................................................      405,351        323,630
                                                                                      ------------  -------------
Commitments and Contingencies (Note 14)
Stockholders' equity (deficiency)
  Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding:
    none............................................................................           --             --
  Common stock, $0.01 par; authorized 30,000,000 shares; issued and outstanding:
    16,985,557 and 10,260,577 shares................................................          170            103
  Paid-in capital...................................................................      126,207         24,563
  Accumulated deficit...............................................................     (103,588)       (98,775)
                                                                                      ------------  -------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY).........................................       22,789        (74,109)
                                                                                      ------------  -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY).........................   $  428,140    $   249,521
                                                                                      ------------  -------------
                                                                                      ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 FOR THE 52 WEEKS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 26,  DECEMBER 27,  DECEMBER 28,
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
Cash flows from operating activities:
  Net loss............................................................   $   (4,813)   $  (14,714)   $  (17,854)
  Adjustments to reconcile net loss to net cashprovided by operating activities:
    Depreciation and amortization of property and equipment...........        7,037         3,507         3,015
    Amortization of goodwill and other intangibles....................        8,475         9,542        18,897
    Accretion of principal of zero coupon debt........................        1,659        13,081        11,249
    Extraordinary charge..............................................       23,600            --            --
    Other.............................................................        3,459         1,761         1,526
Changes in operating assets and liabilities (net of effect of acquisition):
  Receivables.........................................................      (15,955)       (2,421)       (1,431)
  Inventories.........................................................      (44,976)      (18,751)       (4,767)
  Accounts payable....................................................       22,288         3,495          (412)
  Prepaid and accrued expenses........................................        4,624         2,086         2,321
Increase in other (liabilities) assets--net...........................      (13,262)       (1,392)           51
                                                                        ------------  ------------  ------------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.................       (7,864)       (3,806)       12,595
                                                                        ------------  ------------  ------------
Cash flows from investing activities:
  Purchase of Rock Bottom assets......................................   $  (64,906)   $       --    $       --
  Proceeds from sales of capital assets...............................           --         1,075            --
  Capital expenditures................................................      (33,266)       (9,360)       (3,539)
  Sale of government securities--net..................................           --            --            44
                                                                        ------------  ------------  ------------
  NET CASH USED IN INVESTING ACTIVITIES...............................      (98,172)       (8,285)       (3,495)
                                                                        ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from common stock offering--net............................   $  101,606    $       --    $       --
  Proceeds from new term loan.........................................      210,000        65,475            --
  Proceeds from new senior subordinated notes.........................       80,000            --            --
  Repayments of old term loan.........................................      (65,310)      (69,475)       (5,625)
  Net borrowings (repayments)--old revolving credit facility..........      (24,500)       (2,500)       (1,500)
  Repayment of old senior subordinated notes..........................      (89,893)         (107)           --
  Repayment of zero coupon debt.......................................      (99,346)           (9)           --
  Premiums paid on early extinguishment of debt.......................      (11,496)           --            --
  Fees and expenses related to early extinguishment of debt...........         (478)           --            --
  Repayments of new term loan.........................................       (1,550)         (165)           --
  Borrowings from new revolving credit facility.......................       16,500        24,500            --
  Deferred financing costs............................................       (6,961)       (3,079)         (952)
  Proceeds from issuance of stock.....................................          105             1            --
  Repurchase of stock.................................................           --            --           (95)
  Repayments of capital lease obligations.............................       (2,033)       (2,505)       (2,845)
                                                                        ------------  ------------  ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................      106,644        12,136       (11,017)
                                                                        ------------  ------------  ------------
Net increase (decrease) in cash.......................................          608            45        (1,917)
Cash at beginning of year.............................................          261           216         2,133
                                                                        ------------  ------------  ------------
CASH AT END OF YEAR...................................................   $      869    $      261    $      216
                                                                        ------------  ------------  ------------
Supplementary disclosures of cash flow information:
Cash paid for interest................................................   $ 76,688(1)   $   17,601    $   18,391
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

(1) Includes $52,741 of accretion of Zero Coupon Notes from September 1992 through February 1998, which was repaid in connection with the Company's Refinancing Plan in February 1998.

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                              DOLLARS IN THOUSANDS

                                                 PREFERRED STOCK             COMMON STOCK
                                             ------------------------  -------------------------   PAID-IN    ACCUMULATED
                                               SHARES       AMOUNT        SHARES       AMOUNT      CAPITAL      DEFICIT
                                             -----------  -----------  ------------  -----------  ----------  ------------
Balance, December 30, 1995.................          --    $      --     10,184,565   $     102   $   24,909   $  (66,207)
Repurchase of common stock.................          --           --       (122,068)         (1)        (345)          --
Net loss...................................          --           --             --          --           --      (17,854)
                                                    ---        -----   ------------       -----   ----------  ------------
Balance, December 28, 1996.................          --           --     10,062,497         101       24,564      (84,061)
Issuance of common stock...................          --           --        198,080           2           (1)          --
Net loss...................................          --           --             --          --           --      (14,714)
                                                    ---        -----   ------------       -----   ----------  ------------
Balance, December 27, 1997.................          --           --     10,260,577         103       24,563      (98,775)
Common stock offering......................          --           --      6,700,000          67      101,539           --
Issuance of common stock...................          --           --         24,980          --          105           --
Net loss...................................          --           --             --          --           --       (4,813)
                                                    ---        -----   ------------       -----   ----------  ------------
BALANCE, DECEMBER 26, 1998.................          --    $      --     16,985,557   $     170   $  126,207   $ (103,588)
                                                    ---        -----   ------------       -----   ----------  ------------
                                                    ---        -----   ------------       -----   ----------  ------------


                                               TOTAL
                                             ----------
Balance, December 30, 1995.................  $  (41,196)
Repurchase of common stock.................        (346)
Net loss...................................     (17,854)(1)
                                             ----------
Balance, December 28, 1996.................     (59,396)
Issuance of common stock...................           1
Net loss...................................     (14,714)(1)
                                             ----------
Balance, December 27, 1997.................     (74,109)
Common stock offering......................     101,606
Issuance of common stock...................         105
Net loss...................................      (4,813)(1)
                                             ----------
BALANCE, DECEMBER 26, 1998.................  $   22,789
                                             ----------
                                             ----------

------------------------

(1) The Company has no comprehensive income other than its net loss and, therefore, comprehensive income is equal to the net loss in each of the three years presented.

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.
                        NOTES TO CONSOLIDATED STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Duane Reade Inc. (the "Company") was formed on June 16, 1992 for the purpose of acquiring Daboco, Inc. ("Daboco"). The acquisition took place on September 25, 1992. Daboco and DRI I Inc. ("DRI"), a subsidiary of Daboco, were general partners in Duane Reade, which operates retail drugstores (128 at December 26, 1998) in the New York metropolitan area.

    During June 1997, the Company entered into a recapitalization agreement (the "Agreement") with its stockholders ("Stockholders") and DLJ Merchant Banking Partners II, L.P. ("DLJMBPII") and certain of its affiliates (the "DLJMBP Entities") as investors ("Investors"). The Agreement provided for (i) the purchase by Investors from the Stockholders of substantially all their stock holdings in the Company, (ii) a conversion of all of the outstanding shares of the Company into a newly authorized class of Class B common stock and (iii) the creation of a new authorized class of preferred stock which will carry the rights and preferences granted by the Company's board of directors when issued.

    Shares were converted as follows:

                                                                                                      APPROXIMATE
PRIOR CLASS                                                                                         CONVERSION RATE
-------------------------------------------------------------------------------------------------  -----------------
Common and Common Class A........................................................................           28/1
Common Class P and Common Class P-1..............................................................          355/1

    In addition, because of the change in control, the Company was obligated to and made offers to repurchase all outstanding 12% Senior Notes due 2002 and Zero Coupon Notes at 101% of the principal amount or accreted value thereof, respectively. Such offers expired on September 12, 1997. The Company repurchased an aggregate of $107,000 principal amount of 12% Senior Notes due 2002 and $9,000 of Zero Coupon Notes pursuant to the offers.

    These financial statements do not reflect any adjustments as a result of the June 1997 change in control.

    On January 14, 1998, the Company effected an 8.326 reverse stock split of its common stock. All references to common stock amounts, shares and per share data included herein have been adjusted to give retroactive effect to such reverse stock split.

    In February 1998, the Company successfully completed an initial public offering of its stock which was part of a plan to refinance all of the Company's existing indebtedness in order to enhance the Company's financial flexibility. In connection with this plan, Daboco was merged with and into the Company. The Company, along with DRI, are now the general partners in Duane Reade.

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

    The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the consolidated financial statements present the combined assets and operations of the subsidiary guarantors.

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

    INVENTORIES AND COST OF SALES: During the third quarter of 1998, the Company changed its inventory costing method from the last-in, first-out retail dollar value method (LIFO) to the first-in, first-out (FIFO) method. The effect of this change was immaterial to the accompanying financial statements. If FIFO had been used, inventories at December 27, 1997 would not be materially different from the amounts reflected on the accompanying balance sheet as the carrying value approximated current cost. Inventories are stated at the lower of cost or market. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. In 1998, the Company entered into an arrangement with a pharmaceutical distributor whereby prescription drug inventory is shipped directly to the Company's stores, with payment due only when inventory is sold. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of December 26, 1998, the cost of such inventory was approximately $15 million. Cost of sales includes distribution and occupancy costs.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of assets as follows:

Buildings and improvements...................  30 years
Furniture, fixtures and equipment............  5-10 years
Leasehold improvements.......................  Life of lease or, if shorter, asset

    OTHER ASSETS: Deferred financing costs which arose in connection with borrowings under the Term Loan and with the issuance of the 12% Senior Subordinated Notes and the Zero Coupon Notes are amortized using the straight-line method, the results of which are not materially different from the interest method, over the term of the respective debt issue. Deferred financing costs which arose in connection with the September 1997 (written off in conjunction with the February 1998 credit agreement) and February 1998 credit agreements and the Senior Subordinated Notes due 2008 are amortized using the interest method, over the term of the debt.

    Systems development costs, consisting principally of costs relating to the new management information systems, are amortized using the straight-line method over a period of seven years.

    INTANGIBLE ASSETS: In September 1992, the Company entered into agreements with certain former members of management of Duane Reade, former shareholders of Daboco and shareholders of former partners of Duane Reade (collectively, the "Group") precluding such persons from competing with the operations of Duane Reade for a period of five years. The covenants not to compete were recorded at acquisition cost and were being amortized over the period of benefit using an accelerated method. During the first quarter of 1997, the Company entered into agreements in which the Company received consideration from the Group to terminate the non-compete agreements. In accordance with APB Opinion No. 17, "Intangible Assets," the remaining carrying value of the non-compete agreements which was $4.86 million as of December 28, 1996 was written off and has been included in the accompanying consolidated statement of operations as amortization expense during the 52 weeks ended December 28, 1996.

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

    FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the first quarter of 2000 and may adopt it earlier.

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

    NET LOSS PER COMMON SHARE: Net loss per common share is based on the weighted average shares outstanding during each period. The Company adopted the provisions of FASB Statement No. 128 "Earnings per Share" in 1997. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon exercise of the Company's stock options.

    Potential common shares relating to options to purchase common stock were not included in the weighted average number of shares for the fiscal years 1997 and 1996 because their effect would have been anti-dilutive.

2. REFINANCING PLAN AND INITIAL PUBLIC OFFERING

    In February 1998, the Company successfully completed an initial public offering of its stock which was part of a plan to refinance all of the Company's existing indebtedness (the "Refinancing Plan") in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were: (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of a new secured credit agreement (the "Existing Credit Agreement") which provided for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million in aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes") for net proceeds of approximately $77 million (the "Notes Offering"); (iv) the repayment of all outstanding borrowings under the Company's former credit agreement (the "Old Credit Agreement"); (v) the redemption of the Company's outstanding Zero Coupon Notes; and (vi) the redemption of the Company's outstanding 12% Senior Notes due 2002. The interest rates under the Existing Credit Agreement are approximately the same as interest rates under the Old Credit Agreement.

3. ACQUISITION

    On September 11, 1998, the Company purchased substantially all of the operating assets (including inventory and leases) of Rock Bottom Stores, Inc., a health and beauty aid retailer operating 38 stores primarily in the outer boroughs of New York City (the "Rock Bottom Acquisition"). The purchase price paid was $64.9 million, subject to certain post-closing adjustments. The acquisition, accounted for under the purchase method, was financed with $80 million in additional term loans under the Existing Credit Agreement. The purchase price is allocable to inventory ($18.2 million), property held for sale ($8.2 million), property ($14.7 million), identifiable intangibles ($5.2 million) and goodwill ($27.8 million) net of reserves for expenses and store closings ($9.2 million).

    Ten stores acquired as part of the acquisition are being held for sale or were designated for closure as of December 26, 1998. These stores were operated for a period of time after the acquisition. As indicated in Note 22, six of these stores were sold in March 1999. One of the remaining stores has been turned back to the landlord and the Company has been released from the lease obligations. The results of operations for these ten stores are not included in the Company's statement of operations for the 52 weeks ended December 26, 1998. Their results have been included in goodwill. Any gain or loss resulting from the stores' sale will be included in goodwill in the period sold.

    The operating results of the Rock Bottom stores to be retained have been included in the consolidated statement of income from the date of acquisition. The unaudited pro forma results below assume the acquisition occurred as of December 29, 1996 (in thousands, except per share amounts):

                                                                                         FOR THE 52 WEEKS ENDED
                                                                                       --------------------------
                                                                                       DECEMBER 26,  DECEMBER 27,
(UNAUDITED)                                                                                1998          1997
-------------------------------------------------------------------------------------  ------------  ------------
Net sales............................................................................   $  725,069    $  614,302
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Operating income.....................................................................   $   49,431    $   26,622
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Income (loss) before extraordinary charge............................................   $   19,429    $  (14,301)
Extraordinary charge, net of income taxes of $-0-....................................      (23,600)           --
                                                                                       ------------  ------------
Net loss.............................................................................   $   (4,171)   $  (14,301)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Per Common Share--Basic:
Income (loss) before extraordinary charge............................................   $     1.20    $    (1.41)
Extraordinary charge.................................................................        (1.46)           --
                                                                                       ------------  ------------
Net loss.............................................................................   $    (0.26)   $    (1.41)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Per Common Share-Diluted:
Income (loss) before extraordinary charge............................................   $     1.10    $    (1.41)
Extraordinary charge.................................................................        (1.34)           --
                                                                                       ------------  ------------
Net loss.............................................................................   $    (0.24)   $    (1.41)
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    In management's opinion, the unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997 or of future results of the combined operations under the ownership and management of the Company.

4. RECEIVABLES

    Receivables are summarized as follows (in thousands):

                                                                                       DECEMBER 26,  DECEMBER 27,
                                                                                           1998          1997
                                                                                       ------------  -------------
Third party pharmacy plans...........................................................   $   13,021     $   2,587
Due from vendors.....................................................................        9,181         6,014
Other................................................................................        3,345           991
                                                                                       ------------       ------
                                                                                        $   25,547     $   9,592
                                                                                       ------------       ------
                                                                                       ------------       ------

5. PROPERTY HELD FOR SALE

    Property held for sale at December 26, 1998 is comprised of the following (in thousands):

Rock Bottom stores.................................................................  $   8,216
Warehouse..........................................................................      3,311
                                                                                     ---------
                                                                                     $  11,527
                                                                                     ---------
                                                                                     ---------

6. PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows (in thousands):

                                                                                       DECEMBER 26,  DECEMBER 27,
                                                                                           1998          1997
                                                                                       ------------  ------------
Land.................................................................................   $       --    $      312
Building and improvements............................................................           --         4,323
Furniture, fixtures and equipment....................................................       46,128        11,367
Leasehold improvements...............................................................       30,851        17,620
Property under capital leases........................................................       11,668         9,410
                                                                                       ------------  ------------
                                                                                            88,647        43,032
Less--accumulated depreciation and amortization......................................       16,673        10,475
                                                                                       ------------  ------------
                                                                                        $   71,974    $   32,557
                                                                                       ------------  ------------
                                                                                       ------------  ------------

7. OTHER ASSETS

    Other assets are summarized as follows (in thousands):

                                                                                       DECEMBER 26,  DECEMBER 27,
                                                                                           1998          1997
                                                                                       ------------  ------------
Lease acquisition costs (net of accumulated amortization of $599 and $109)...........   $   10,860    $      908
Customer lists (net of accumulated amortization of $1,414 and $250)..................        6,791           644
Deferred financing costs (net of accumulated amortization of $1,193 and $4,117)......        5,765         6,651
Systems and integration costs (net of accumulated amortization of $4,662 and
  $3,009)............................................................................        6,578         8,231
Other................................................................................        4,196           566
                                                                                       ------------  ------------
                                                                                        $   34,190    $   17,000
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    Included in other assets are notes receivable from executives in the amount of $2,246,000 at December 26, 1998 and $237,000 at December 27, 1997.

8. OTHER ACCRUED EXPENSES

    Other accrued expenses are summarized as follows (in thousands):

                                                                                       DECEMBER 26,  DECEMBER 27,
                                                                                           1998          1997
                                                                                       ------------  ------------
Accrued payroll......................................................................   $    6,157    $    3,006
Sales tax payable....................................................................        3,211           611
Other................................................................................       16,309         7,256
                                                                                       ------------  ------------
                                                                                        $   25,677    $   10,873
                                                                                       ------------  ------------
                                                                                       ------------  ------------

9. DEBT

    Long-term debt is summarized as follows (in thousands):

                                                                                       DECEMBER 26,  DECEMBER 27,
                                                                                           1998          1997
                                                                                       ------------  ------------
Term loan facility--Existing Credit Agreement........................................   $  208,450    $       --
Term loan facility--Old Credit Agreement.............................................           --        65,310
Revolving credit facility--Existing Credit Agreement.................................       16,500            --
Revolving credit facility--Old Credit Agreement......................................           --        24,500
9 1/4% Senior Subordinated Notes due February 15, 2008...............................       80,000            --
12% Senior Notes due September 15, 2002..............................................           --        89,893
15% Senior Subordinated Zero Coupon Notes due September 15, 2004.....................           --        92,553
                                                                                       ------------  ------------
                                                                                           304,950       272,256
Less--Current portion................................................................        5,600           660
                                                                                       ------------  ------------
                                                                                        $  299,350    $  271,596
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    Amounts presented as of December 27, 1997 were classified based upon their then scheduled maturity dates. All amounts were repaid during the first quarter of 1998 with borrowings under the Existing Credit Agreement, together with the proceeds of the Offering and the Notes Offering, as described in Note 2.

    EXISTING CREDIT AGREEMENT:  In connection with the Refinancing Plan (Note
2), the Company entered into the Existing Credit Agreement with an affiliate of the DLJMB Entities and various financial institutions providing for term loans of $130 million and a revolving credit facility of $30 million. The Existing Credit Agreement is comprised of (i) a revolving credit facility of up to $30 million, which includes borrowing capacity available for letters of credit and for same-day notice swingline loans, (ii) Tranche A term loans of $50 million and (iii) Tranche B term loans of $80 million. The proceeds of loans under the Existing Credit Agreement may also be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

    On September 11, 1998, in connection with the Rock Bottom Acquisition (see
Note 3), the Existing Credit Agreement was amended and restated to include Tranche C term loans of $80 million. Proceeds of the additional term loan were used for the $64.9 million purchase price and for additional working capital needs and capital expenditures in connection with the acquisition.

    As of December 26, 1998, borrowings outstanding under the revolving credit facility were $16.5 million (classified as a noncurrent liability); in addition, $455,000 in letters of credit had been issued. The revolving credit facility expires on February 15, 2004.

    At December 26, 1998, the aggregate maturities of debt are as follows (dollars in thousands):

1999..............................................................................  $   5,600
2000..............................................................................      9,600
2001..............................................................................     11,600
2002..............................................................................     11,600
2003..............................................................................     13,600
Thereafter........................................................................    252,950
                                                                                    ---------
                                                                                    $ 304,950
                                                                                    ---------
                                                                                    ---------

    Borrowings under the Existing Credit Agreement bear interest annually, at the Company's option, at the rate based on either (i) an "Alternate Base Rate" (defined as, generally, the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or the administrative agent's prime lending rate) plus (a) in the case of Tranche A term loans or revolving credit loans, 1.75%; (b) in the case of Tranche B term loans, 2.0%; (c) in the case of Tranche C term loans, 2.25%; or (ii) a reserve-adjusted "LIBO" rate, plus (x) in the case of Tranche A term loans or revolving credit loans, 2.75%;
(y) in the case of Tranche B term loans, 3.0%; or (z) in the case of Tranche C term loans, 3.25%. In addition, the Company must pay a fee on the face amount of each letter of credit outstanding at a rate equal to the LIBO margin.

    Borrowings under the Existing Credit Agreement are guaranteed by, and secured by a pledge of all of the capital stock and assets of, the Company's subsidiaries.

    The Existing Credit Agreement contains various covenants that limit or restrict, among other things, subject to certain exceptions, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, distributions, and certain other transactions and business activities by the Company.

    Financial performance covenants include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage. At December 26, 1998, the Company is in compliance with all of the covenants in the Existing Credit Agreement.

    OLD CREDIT AGREEMENT: On September 30, 1997, the Company entered into a credit agreement (the "Old Credit Agreement") with an affiliate of the DLJMB Entities and various financial institutions providing for a term loan of $65.5 million and a revolving credit facility of $30 million.

    All amounts outstanding were repaid in full in February 1998 in connection with the Company's Refinancing Plan (see Note 2).

    9 1/4% SENIOR SUBORDINATED NOTES DUE FEBRUARY 15, 2008: In connection with the Refinancing Plan (see Note 2) the Company issued $80 million aggregate principal amount of Senior Notes, which bear interest at a rate of 9 1/4% per annum, payable semi-annually in arrears on each February 15 and August 15 beginning on August 15, 1998. The Senior Notes will mature on February 15, 2008. The Senior Notes represent senior subordinated unsecured obligations of the Company. The Company's payment obligations under the Senior Notes are guaranteed on a senior subordinated basis by all of the Company's present and future subsidiaries.

    The Senior Notes are not redeemable at the option of the Company prior to February 15, 2003, except that prior to February 15, 2001 the Company is permitted to redeem up to 35% of the Senior Notes at a redemption price of 109.25% of the principal amount thereof, plus accrued and unpaid interest, if any, with the net proceeds of one or more public or private sales of common stock or preferred stock of the Company, provided that at least 65% of the Senior Notes remain outstanding immediately after the occurrence of any such redemption. At any time on or after February 15, 2003, the Senior Notes are redeemable at the option of the Company, in whole or in part, as a premium declining ratably to par on February 15, 2006.

    The indenture governing the Senior Notes (the "Senior Note Indenture") provides that, in the event of a Change of Control (as defined in the Senior
Note Indenture) of the Company, the Company is required to make an offer to purchase in cash all or any part of the outstanding Senior Notes at a price of 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the date of repurchase.

    The Senior Note Indenture contains restrictive covenants that, among other things, impose limitations on the ability of the Company and its subsidiaries
(i) to incur additional indebtedness, (ii) to merge, consolidate or sell or dispose of all or substantially all of its assets, (iii) to issue certain preferred stock, pay cash dividends or make other distributions on account of the Company's equity interests, repurchase equity interests or subordinated indebtedness and make certain other restricted payments, (iv) to create certain liens, (v) to enter into transactions with affiliates and (vi) to sell assets.

    12% SENIOR NOTES DUE SEPTEMBER 15, 2002: On September 25, 1992, Duane Reade issued $90,000,000 aggregate principal amount of 12% Senior Notes due September 15, 2002, at face value. Interest was payable at 12% semiannually.

    All outstanding 12% Senior Notes were repaid in full in February 1998 in connection with the Company's Refinancing Plan (see Note 2).

    15% SENIOR SUBORDINATED ZERO COUPON NOTES DUE SEPTEMBER 15, 2004: On September 25, 1992, the Company issued $123,380,000 aggregate principal amount of 15% Senior Subordinated Zero Coupon Notes due September 15, 2004 (the "Zero Coupon Notes"), net of an $81,909,000 discount. The discount was accreting through the final accretion date of September 15, 1999. Thereafter, cash interest would have been payable at 15% semi-annually through maturity. Interest expense was recorded using the effective interest method, which applied a constant yield to carrying value over the life of the Zero Coupon Notes. The unamortized discount on Zero Coupon Notes outstanding at December 27, 1997 was $30,827,000.

    All outstanding Zero Coupon Notes were repaid in full in February 1998 in connection with the Company's Refinancing Plan (see Note 2).

10. CAPITAL LEASE OBLIGATIONS

    As of December 26, 1998, the present value of capital lease obligations was $6.0 million (of which $2.1 million was payable during the next twelve months). Such obligations are payable in monthly installments over three to five year periods and bear interest at an average rate of 10.8%.

    Property acquired under capital lease financing was $35,000, $4.1 million and $274,000 during the 52 weeks ended December 26, 1998, December 27, 1997 and December 28, 1996, respectively.

11. PREFERRED STOCK

    The Company's authorized preferred stock, par value $.01 per share, consists of 5,000,000 shares of which no shares were issued or outstanding at December 26, 1998.

    The Company's Board of Directors has the authority, without further action of the shareholders of the Company, to issue shares of preferred stock in one or more series and to fix or determine the designations, preferences, rights and any qualifications, limitation or restrictions of the share of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences, and the number of share constituting any series.

    The Company's Board of Directors, without shareholder approval, can issue preferred stock with voting and conversion rights that could adversely affect the voting power of holders of common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of discouraging, delaying, or preventing a change in control of the Company.

12. COMMON STOCK

    The Company's authorized common stock, par value $.01 per share, consists of 30,000,000 shares of which 16,985,557 shares were issued and outstanding at December 26, 1998.

    Holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The issued and outstanding shares of common stock are validly issued, fully paid and nonassessable. Subject to the rights of the holders of any shares of preferred stock, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the board of directors may from time to time determine. The shares of common stock are not redeemable or convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to receive on a pro rata basis the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the preferential rights of any holders of preferred stock.

13. INCOME TAXES

    Deferred tax assets and liabilities are determined based on the difference between book and tax bases of the respective assets and liabilities at December 26, 1998 and December 27, 1997 are summarized as follows (in thousands):

                                                                                       DECEMBER 26,  DECEMBER 27,
                                                                                           1998          1997
                                                                                       ------------  ------------
Inventories..........................................................................   $   (4,459)   $   (3,884)
                                                                                       ------------  ------------
Gross deferred tax liabilities.......................................................       (4,459)       (3,884)
                                                                                       ------------  ------------
Covenants not to compete.............................................................           --            --
Zero Coupon debt discount............................................................           --        19,838
Deferred rent........................................................................        4,420         2,795
Other................................................................................        2,610         1,679
Net operating loss carryforward......................................................       50,464        32,255
                                                                                       ------------  ------------
Gross deferred tax assets............................................................       57,494        56,567
                                                                                       ------------  ------------
Net deferred tax assets..............................................................       53,035        52,683
Valuation allowance..................................................................      (53,035)      (52,683)
                                                                                       ------------  ------------
                                                                                        $       --    $       --
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    At December 26, 1998, the Company had net operating losses ("NOLs") aggregating $107.4 million, which may be used to reduce future taxable income of the Company through 2018. Due to a change in control, $70.2 million of the NOLs are subject to an annual utilization limit of $5.1 million.

    Because of the Company's recent losses, management has concluded that it is not more likely than not that net deferred tax assets will be realized and, accordingly, has established a valuation allowance. Any reduction in approximately $22 million of the valuation allowance related to certain NOLs arising in 1992 will serve to decrease goodwill. Any reduction in the remainder of the valuation allowance will be recognized as an income tax benefit.

    The provision for income taxes for the 52 weeks ended December 26, 1998, December 27, 1997 and December 28, 1996 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following (in thousands):

                                                                            FOR THE 52 WEEKS ENDED
                                                     ---------------------------------------------------------------------
                                                          DECEMBER 26,            DECEMBER 27,           DECEMBER 28,
                                                              1998                    1997                   1996
                                                     ----------------------  ----------------------  ---------------------
Pretax accounting loss.............................   $  (4,813)      100.0%  $ (14,714)      100.0% $  (17,854)     100.0%
                                                     -----------  ---------  -----------  ---------  ----------  ---------
Statutory rate.....................................      (1,685)      (35.0)     (5,150)      (35.0)     (6,249)     (35.0)
State and local taxes, net of federal tax..........         (89)       (1.8)       (332)       (2.3)     (1,201)      (6.7)
Goodwill amortization..............................       1,292        26.8       1,218         8.3       1,218        6.8
Net operating losses not utilized..................         350         7.3       1,530        10.4       5,534       31.0
Nondeductible interest expense.....................         101         2.1         796         5.4         684        3.8
Nondeductible recapitalization.....................          --          --       1,915        13.0          --         --
Other..............................................          31          .6          23         0.2          14        0.1
                                                     -----------  ---------  -----------  ---------  ----------  ---------
Effective tax rate.................................   $      --          --%  $      --          --% $       --         --%
                                                     -----------  ---------  -----------  ---------  ----------  ---------
                                                     -----------  ---------  -----------  ---------  ----------  ---------

14. COMMITMENTS AND CONTINGENCIES

    LEASES: Duane Reade leases all of its store facilities under operating lease agreements expiring on various dates through the year 2024. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Rent expense for the 52 weeks ended December 26, 1998, December 27, 1997 and December 28, 1996 was $40,538,000, $26,587,000 and $24,420,000,
respectively.

    Minimum annual rentals at December 26, 1998 (including obligations under new store leases entered into but not opened as of December 26, 1998) are as follows (in thousands):

1999..............................................................  $  47,543
2000..............................................................     49,744
2001..............................................................     50,121
2002..............................................................     49,048
2003..............................................................     48,434
Thereafter........................................................    351,287
                                                                    ---------
Total.............................................................  $ 596,177
                                                                    ---------
                                                                    ---------

    LITIGATION: The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    MANAGEMENT AGREEMENTS: The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to three years. Pursuant to the terms of such employment and related agreements, the Company and various executives entered into agreements pursuant to which (i) executives' salary and bonuses were established and (ii) executives purchased shares of common stock. In the event of employment termination, all of the stock may be repurchased by the Company at the then market price. As of December 26, 1998, an aggregate 285,578 shares of common stock purchased pursuant to this plan are held by employees and former employees.

    COMMITMENTS: The Company has established a Supplemental Executive Retirement Plan ("SERP") which presently covers only its Chairman. Such SERP provides for vesting over a twenty year period. However, if the Chairman's employment is terminated without cause, as defined, or if the Chairman resigns with cause, as defined, such vesting becomes immediate, in which event the Company would be liable to the Chairman (in addition to amounts accrued in the financial statements) in the amount of approximately $600,000.

    The Company is subject to a loan agreement between the Company, certain of the DLJMB Entities and an executive of the Company whereby the Company has an obligation to assume a $1 million loan made to said executive, should certain of the DLJMB Entities elect. At December 26, 1998, the such DLJMB Entities have not exercised such election.

15. BENEFIT PLANS

    On October 12, 1992, the Company adopted the 1992 Stock Option Plan of Duane Reade Holding Corp. (the "Plan"). Under the Plan, a committee designated by the Board of Directors to administer the Plan (the "Committee") may grant, to executive and other key employees of the Company, nonqualified stock options to purchase up to an aggregate of 510,757 shares of common stock of the Company at an exercise price fixed by the Committee. The options are exercisable at such time or times as the Committee determines at or subsequent to grant. The term of the options set by the Committee shall not exceed 10 years.

    At December 26, 1998, there were outstanding nonqualified stock options to purchase up to an aggregate of 589,363 shares of common stock (including 364,530 options granted outside the Plan), all of which are vested.

    Changes in options outstanding (including options granted outside the Plan) during 1998 and 1997 are summarized as follows:

                                                                        OPTION PRICE PER SHARE
                                                      ----------------------------------------------------------
                                                                    $7.34-                              TOTAL
                                                         $.58       $12.77      $29.37      $40.86     OPTIONS
                                                      ----------  ----------  ----------  ----------  ----------
Options outstanding, December 28, 1996..............     750,044      29,128      29,128      29,128     837,428
Options granted.....................................         851      68,953         851         851      71,506
Options exercised...................................      (2,745)         --          --          --      (2,745)
Options canceled....................................    (262,747)     (2,745)     (2,745)     (2,745)   (270,982)
                                                      ----------  ----------  ----------  ----------  ----------
Options outstanding, December 27, 1997..............     485,403      95,336      27,234      27,234     635,207
Options exercised...................................     (16,746)     (8,234)         --          --     (24,980)
Options canceled....................................      (1,099)     (1,099)     (9,333)     (9,333)    (20,864)
                                                      ----------  ----------  ----------  ----------  ----------
Options outstanding, December 26,1998...............     467,558      86,003      17,901      17,901     589,363
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Weighted average remaining life on outstanding
  options...........................................   7.2 years   7.5 years   5.0 years   5.0 years   7.1 years
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------

    During the second quarter of 1997, the Company adopted an Equity Participation Plan under which options for a total of 1,321,181 shares of common stock of the Company may be granted to employees, consultants and non-employee directors of the Company if the Company meets specific performance targets. At December 26, 1998, options for 1,228,772 shares have been granted to employees.

    Changes in options outstanding under the Equity Participation Plan during 1998 and 1997 are summarized as follows:

                                                                        OPTION PRICE PER SHARE
                                                      ----------------------------------------------------------
                                                                               $21.56-     $33.68-      TOTAL
                                                        $8.33       $16.50      $24.25      $39.24     OPTIONS
                                                      ----------  ----------  ----------  ----------  ----------
Options outstanding, December 28, 1996..............          --          --          --          --          --
Options granted.....................................   1,019,284          --          --          --   1,019,284
                                                      ----------  ----------  ----------  ----------  ----------
Options outstanding, December 27, 1997..............   1,019,284          --          --          --   1,019,284
Options granted.....................................          --     143,000      40,000      40,000     223,000
Options canceled....................................     (13,512)         --          --          --     (13,512)
                                                      ----------  ----------  ----------  ----------  ----------
Options outstanding, December 26,1998...............   1,005,772     143,000      40,000      40,000   1,228,772
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Exercisable at December 26,1998.....................     609,044          --      10,000          --     619,044
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Weighted average remaining life on outstanding
  options...........................................   8.5 years   9.1 years   9.3 years   9.8 years   8.6 years
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------

    As permitted, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma increase in the Company's net loss for the 52 weeks ended December 26, 1998 and December 27, 1997 would have been $420,000 and less than $100,000, respectively. The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50.0% in 1998 and 60.0% in 1997, risk free interest rate ranging from 4.16% to 5.79% in 1998 and 6.0% in 1997 and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to fiscal 1995 are not considered.

    The Company maintains an employee savings plan pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC") which covers substantially all non-union employees other than key employees as defined by IRC. Eligible participating employees may contribute up to 10% of their pretax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching provisions at the discretion of the Company (to a maximum of 1% of pretax salaries) and has a feature under which the Company may contribute additional amounts for all eligible employees. The Company's policy is to fund such costs under the 401(k) Plan as accrued. For the 52 weeks ended December 26, 1998, December 27, 1997 and December 28, 1996, there were no employer contributions to the 401(k) Plan.

    Duane Reade is under contract with local unions to contribute to multi-employer pension and welfare benefit plans for certain of its employees. For the 52 weeks ended December 26, 1998, December 27, 1997 and December 28, 1996, contributions to such plans were $8,658,000, $6,751,000 and $5,783,000, respectively.

16. STORE PRE-OPENING EXPENSES

    Duane Reade opened 33 new store locations during the 52 weeks ended December 26, 1998, seven new store locations during the 52 weeks ended December 27, 1997 and one new store location during the 52 weeks ended December 28, 1996.

17. EXTRAORDINARY CHARGE

    During the 52 weeks ended December 26, 1998, as a result of the completion of the Refinancing Plan, the Company incurred a $23.6 million extraordinary charge due to the early extinguishment of debt. The extraordinary charge included redemption premiums on the Senior Notes and Zero Coupon Notes of approximately $11.5 million, accelerated amortization of deferred financing costs and other transaction expenses of approximately $8.1 million, and accelerated accretion of Zero Coupon Notes to the indenture stated value of approximately $4.0 million.

18. NONRECURRING CHARGES

    During the first quarter of 1997, the Company considered a public offering of its common stock and took certain steps in connection with these plans. Such plans were abandoned upon consummation of the transaction discussed in Note 1.

    Costs and expenses incurred in connection with the abandoned public offering, the recapitalization and the exchange offers referred to in Note 1 aggregated approximately $12.7 million, including investment banking fees of $7.7 million (including $3.5 million to an affiliate of the Investors and $0.6 million to the Stockholders), write-off of unamortized deferred financing costs relating to the Old Credit Agreement of $1.8 million, legal and accounting fees of $1.6 million, stand-by commitment fees relating to the exchange offers of $1.2 million to an affiliate of the Investors and other costs of $0.4 million. The Company has treated these expenses as non-recurring because such expenses related to financing activities in connection with the Recapitalization and related events, which the Company does not expect to repeat.

19. RELATED PARTY TRANSACTIONS

    In 1992, the Company and the then principal stockholder of the Company (who has subsequently sold most of its shares, Note 1) entered into a professional services agreement whereby consulting, advisory, financial and other services were provided at the Company's request, for a five year term. During the 52 weeks ended December 28, 1996, such fees aggregated approximately $1.0 million.

    In addition, during the 52 weeks ended December 27, 1997, the Investors paid an executive approximately $0.8 million for advisory services rendered and a former executive approximately $1.6 million for the repurchase and cancellation of exercisable stock options. The accompanying financial statements do not reflect such payments.

    On September 30, 1997, the Company entered into the Old Credit Agreement in which DLJ Capital Funding, Inc., an affiliate of the Investors ("DLJ Funding"), acted as the arranger and syndication agent. In connection with the Old Credit Agreement, DLJ Funding received a customary funding fee of approximately $2.4 million. On February 13, 1998, the Company entered into the Existing Credit Agreement, for which DLJ Funding acted as the manager and syndication agent. In connection with the Existing Credit Agreement, DLJ Funding received a customary funding fee of approximately $1.9 million. On September 11, 1998, the Existing Credit Agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ Funding received a customary funding fee of approximately $1.8 million.

    DLJ (an affiliate of DLJMBPII) acted as financial advisor to the Company in connection with the structuring of the Recapitalization and received customary fees for such services of approximately $3.5 million and reimbursement for reasonable out-of-pocket expenses, and affiliates of DLJ received standby commitment fees of approximately $1.2 million in connection with change of control offers for the Zero Coupon Notes and the 12% Senior Notes, which were required as a result of the Recapitalization. The Company agreed to indemnify DLJ in connection with its acting as financial advisor. In addition, as lead underwriter, DLJ received its pro rata portion of the underwriters compensation for consummation of the Offering, which was approximately $4.3 million. DLJ also served as sole underwriter in connection with the Offering of the Company's Senior Notes and received an estimated $2.4 million of underwriting compensation payable in connection therewith. In addition, the DLJ Entities sold 1,091,658 additional shares of common stock in the Offering pursuant to the exercise by the underwriters of an over-allotment option, and the total net proceeds to such DLJ Entities were approximately $16.8 million.

    On November 9, 1998, upon unanimous approval of the Board of Directors of the Company, the Company extended a $2.0 million loan (the "Cuti Loan") to Mr. Cuti. For so long as the Existing Credit Agreement is outstanding, the Cuti Loan bears interest at the rate of interest paid by the Company on its revolving loans outstanding under the Existing Credit Agreement. Thereafter, the Cuti Loan will bear interest at LIBOR plus 300 basis points. The Cuti Loan becomes due upon the earliest to occur of (i) the termination of Mr. Cuti's employment with the Company, (ii) the termination of Mr. Cuti's employment agreement with the Company, (iii) any sale by Mr. Cuti of 15% or more of the Company's common stock held by Mr. Cuti or (iv) November 9, 2003.

20. INCOME (LOSS) PER COMMON SHARE

    The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):

                                                                                 FOR THE 52 WEEKS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 26,  DECEMBER 27,  DECEMBER 28,
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
Income (loss) before extraordinary charge.............................   $   18,787    $  (14,714)   $  (17,854)
Extraordinary charge..................................................      (23,600)           --            --
                                                                        ------------  ------------  ------------
Net loss..............................................................   $   (4,813)   $  (14,714)   $  (17,854)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Weighted average number of common shares outstanding during the
  period--basic.......................................................       16,198        10,161        10,103
Diluted potential securities..........................................        1,310            --            --
                                                                        ------------  ------------  ------------
Weighted average number of shares outstanding--diluted................       17,508        10,161        10,103
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Per common share--basic
Income (loss) before extraordinary charge.............................   $     1.16    $    (1.45)   $    (1.77)
Extraordinary charge..................................................        (1.46)           --            --
                                                                        ------------  ------------  ------------
Net loss..............................................................   $    (0.30)   $    (1.45)   $    (1.77)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Per common share--diluted
Income (loss) before extraordinary charge.............................   $     1.07    $    (1.45)   $    (1.77)
Extraordinary charge..................................................        (1.34)           --            --
                                                                        ------------  ------------  ------------
Net loss..............................................................   $    (0.27)   $    (1.45)   $    (1.77)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

    Options to purchase 47,901 shares of common stock were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

    During the 52 weeks ended December 27, 1997 and December 28, 1996, the Company had no publicly traded stock.

21. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                                        DECEMBER 26,  DECEMBER 27,  DECEMBER 28,
QUARTER                                                                     1998          1997          1996
----------------------------------------------------------------------  ------------  ------------  ------------
                                                                         IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
SALES
First.................................................................   $  119,383    $   99,740    $   90,594
Second................................................................      134,796       107,423        96,438
Third.................................................................      144,472       106,633        94,061
Fourth................................................................      188,781       116,020       100,373
                                                                        ------------  ------------  ------------
Year..................................................................   $  587,432    $  429,816    $  381,466
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

GROSS PROFIT
First.................................................................   $   28,806    $   23,837    $   19,965
Second................................................................       34,563        25,941        22,723
Third.................................................................       39,110        27,605        22,608
Fourth................................................................       53,928        30,093        27,665
                                                                        ------------  ------------  ------------
Year..................................................................   $  156,407    $  107,476    $   92,961
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

NET INCOME (LOSS)
First.................................................................   $  (24,555)(1)  $   (2,165)  $   (5,135)
Second................................................................        3,741       (10,192)(2)      (3,225)
Third.................................................................        5,763        (1,808)(2)      (4,125)
Fourth................................................................       10,238          (549)(2)      (5,369)
                                                                        ------------  ------------  ------------
Year..................................................................   $   (4,813)   $  (14,714)   $  (17,854)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

NET INCOME (LOSS) PER COMMON SHARE (BASIC)
First.................................................................   $    (1.77)   $    (0.21)   $    (0.50)
Second................................................................         0.22         (1.01)        (0.32)
Third.................................................................         0.34         (0.18)        (0.41)
Fourth................................................................         0.60         (0.05)        (0.54)
Year..................................................................        (0.30)        (1.45)        (1.77)

NET INCOME (LOSS) PER COMMON SHARE (DILUTED)
First.................................................................   $    (1.77)   $    (0.21)   $    (0.50)
Second................................................................         0.21         (1.01)        (0.32)
Third.................................................................         0.31         (0.18)        (0.41)
Fourth................................................................         0.56         (0.05)        (0.54)
Year..................................................................        (0.27)        (1.45)        (1.77)

------------------------

(1) Includes an extraordinary charge of $23,600 due to the early extinguishment of debt (see Note 17).

(2) Includes nonrecurring charges of $9,700 in the second quarter, $1,187 in the third quarter and $1,839 in the fourth quarter (see Note 18).

22. SUBSEQUENT EVENT (UNAUDITED)

    In March 1999, the Company completed the sale of six stores acquired in the Rock Bottom Acquisition for gross proceeds of approximately $3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under the headings "Election of Directors;" "Executive Officers and Key Employees" and "Other Business for
Meeting--Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 6, 1999 to be filed with the Securities and Exchange Commission on or before April 25, 1999 (the "1999 Proxy Statement") is incorporated herein by reference with respect to each of the Company's directors and the executive officers who are not also directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The information contained under the headings "Director Compensation," "Executive Compensation" and "Report of Compensation Committee" of the 1999 Proxy Statement is incorporated herein by reference with respect to the Company's chief executive officer, the four other most highly compensated executive officers of the Company and the Company's directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "Security Ownership of Certain Owners and Management" of the 1999 Proxy Statement is incorporated herein by reference with respect to certain beneficial owners, the directors and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Relationships and Related Transactions" of the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this report:

       (i) Financial Statements

       (ii) Exhibits:

EXHIBIT NO.                                                  DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------------
        3.1 (i)  Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to
                 Exhibit 3.1(i) to the Common Stock S-1).

        3.1 (ii) Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).

        3.2 (i)  Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).

        3.2 (ii) By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1)

        3.3      Second Amended and Restated Partnership Agreement of Duane Reade. (incorporated by reference to
                 Exhibit 3.3 of the Notes S-1)

        4.1      Form of Indenture. (incorporated by reference to Exhibit 4.1 of the Notes S-1)

EXHIBIT NO.                                                  DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------------
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

       10.12     Amended and Restated Credit Agreement, dated as of September 11, 1998, among Duane Reade, as the
                 Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions
                 set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the
                 Lenders, Fleet National Bank, as the Administrative Agent for the Lenders and Credit Lyonnais New
                 York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated September 24, 1998).

EXHIBIT NO.                                                  DESCRIPTION
---------------  ---------------------------------------------------------------------------------------------------
       10.13     Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane
                 Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).

       10.14     Amended and Restated Borrower Security Agreement, dated as of September 11, 1998 between Duane
                 Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).

       10.15     Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade
                 Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).

       10.16     Amendment Agreement to Credit Agreement, dated as of September 11, 1998, among Duane Reade, Duane
                 Reade Inc., DRI I Inc., various financial institutions as Lenders, DLJ Capital Funding, Inc., as
                 Syndication Agent, Fleet National Bank, as Administrative Agent, and Credit Lyonnais New York
                 Branch, as Documentation Agent (incorporated by reference to Exhibit 10.18 to the Company's Current
                 Report on Form 8-K dated September 24, 1998).

       10.17*    Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti and the
                 Company.

       21.1      Subsidiaries of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).

       27.1*     Financial Data Schedule.

------------------------

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

Dated: March 24, 1999

                                DUANE READE INC.
                                (Registrant)

                                By:  /s/ WILLIAM J. TENNANT
                                     -----------------------------------------
                                     Name: William J. Tennant
                                     Title: Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 1999:

          SIGNATURES                      TITLES
------------------------------  --------------------------

                                President and Chief
     /s/ ANTHONY J. CUTI          Executive Officer and
------------------------------    Director
       Anthony J. Cuti            (Principal Executive
                                  Officer)

                                Senior Vice President,
    /s/ WILLIAM J. TENNANT        Chief Financial Officer
------------------------------    (Principal Accounting
      William J. Tennant          and Financial Officer)

   /s/ NICOLE S. ARNABOLDI
------------------------------  Director
     Nicole S. Arnaboldi

      /s/ DAVID L. JAFFE
------------------------------  Director
        David L. Jaffe

     /s/ DAVID W. JOHNSON
------------------------------  Director
       David W. Johnson

   /s/ ANDREW J. NATHANSON
------------------------------  Director
     Andrew J. Nathanson

       /s/ KEVIN ROBERG
------------------------------  Director
         Kevin Roberg

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 1999

                                DRI I INC.

                                By:  /s/ WILLIAM J. TENNANT
                                     -----------------------------------------
                                     Name: William J. Tennant
                                     Title: Senior Vice President and Chief
                                            Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1999 by the following persons in the capacities indicated with respect to DRI I Inc.:

          SIGNATURE                      CAPACITY
------------------------------  --------------------------

                                President and Chief
     /s/ ANTHONY J. CUTI          Executive Officer and
------------------------------    Director
       Anthony J. Cuti            (Principal Executive
                                  Officer)

                                Senior Vice President,
    /s/ WILLIAM J. TENNANT        Chief Financial Officer
------------------------------    (Principal Accounting
      William J. Tennant          and Financial Officer)

   /s/ NICOLE S. ARNABOLDI
------------------------------  Director
     Nicole S. Arnaboldi

      /s/ DAVID L. JAFFE
------------------------------  Director
        David L. Jaffe

   /s/ ANDREW J. NATHANSON
------------------------------  Director
     Andrew J. Nathanson

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 1999

DRI I INC., A GENERAL PARTNER                         DUANE READE INC.

By:        /s/ WILLIAM J. TENNANT                                /s/ WILLIAM J. TENNANT
           ----------------------------------------              ----------------------------------------
           Name: William J. Tennant                              Name: William J. Tennant
           Title: Senior Vice President and Chief                Title: Senior Vice President and Chief
                  Financial Officer                                     Financial Officer
                                                      By:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1999 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

          SIGNATURE                      CAPACITY
------------------------------  --------------------------

                                President and Chief
     /s/ ANTHONY J. CUTI          Executive Officer and
------------------------------    Director
       Anthony J. Cuti            (Principal Executive
                                  Officer)

                                Senior Vice President,
    /s/ WILLIAM J. TENNANT        Chief Financial Officer
------------------------------    (Principal Accounting
      William J. Tennant          and Financial Officer)

   /s/ NICOLE S. ARNABOLDI
------------------------------  Director
     Nicole S. Arnaboldi

      /s/ DAVID L. JAFFE
------------------------------  Director
        David L. Jaffe

       /s/ KEVIN ROBERG
------------------------------  Director*
         Kevin Roberg

   /s/ ANDREW J. NATHANSON
------------------------------  Director
     Andrew J. Nathanson

     /s/ DAVID W. JOHNSON
------------------------------  Director*
       David W. Johnson

------------------------

*   Duane Reade Inc. only.