Form 10-Q
period 1999-03-27
DUANE READE INC; DUANE READE; DRI I INC
filed 1999-05-10
CIK 895364, 895366, 1052796

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q
     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and
                              Exchange Act of 1934
For the quarterly period ended March 27, 1999.  Commission file number 333-41239

                         ------------------------------

                                DUANE READE INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   04-3164702
   (State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)

            DRI I Inc.*               Delaware                04-3166107
           Duane Reade*               New York                11-2731721

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

           440 Ninth Avenue
          New York, New York                                    10001
(Address of principal executive offices                       (Zip Code)

                                 (212) 273-5700
              (Registrant's telephone number, including area code)

                          -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                on which registered
      -------------------                                -------------------
Common Stock, $.01 par value per share             New York Stock Exchange. Inc.
9 1/4% Senior Subordinated Notes due 2008          None

                          ----------------------------

          Securities registered pursuant to Section 12 (g) of the Act:
                                      None.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of the Common Stock outstanding as of May 4, 1999:
                                   17,111,908

================================================================================

                                      INDEX

                                                                            PAGE

PART I

      ITEM  1. - FINANCIAL STATEMENTS (Unaudited)

            Consolidated Statements of Operations (Unaudited) -
                  For the 13 Weeks Ended March 27, 1999 and
                  March 28, 1998                                               3

            Consolidated Balance Sheets
                  As of March 27, 1999 (Unaudited) and December 26, 1998       4

            Consolidated Statements of Cash Flows (Unaudited) -
                  For the 13 Weeks Ended March 27, 1999 and
                  March 28, 1998                                               5

            Notes to Consolidated Financial Statements                         6

      ITEM  2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

PART II - OTHER INFORMATION                                                   12

                                Duane Reade Inc.
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                        For the 13 Weeks Ended
                                                       ------------------------
                                                       March 27,      March 28,
                                                         1999           1998
                                                       ---------      ---------
Net sales                                              $ 190,364      $ 119,383
Cost of sales                                            144,408         90,577
                                                       ---------      ---------
Gross profit                                              45,956         28,806
                                                       ---------      ---------
Selling, general & administrative expenses                31,721         19,116
Amortization                                               2,286          1,416
Depreciation                                               2,377          1,086
Store pre-opening expenses                                   279            905
                                                       ---------      ---------
                                                          36,663         22,523
                                                       ---------      ---------
Operating income                                           9,293          6,283
Interest expense, net                                      6,780          7,238
                                                       ---------      ---------
Income (loss) before income taxes                          2,513           (955)
Income taxes                                                 477             --
                                                       ---------      ---------
Income (loss) before extraordinary charge                  2,036           (955)
Extraordinary charge, net of income taxes of $-0-             --        (23,600)
                                                       ---------      ---------
Net income (loss)                                      $   2,036      $ (24,555)
                                                       =========      =========

Per Common Share - Basic
    Income (loss) before extraordinary charge          $    0.12      $   (0.07)
    Extraordinary charge                                      --          (1.70)
                                                       ---------      ---------
    Net income (loss)                                  $    0.12      $   (1.77)
                                                       =========      =========

    Weighted average common shares outstanding            17,088         13,839
                                                       =========      =========

Per Common Share - Diluted
    Income (loss) before extraordinary charge          $    0.11      $   (0.07)
    Extraordinary charge                                      --          (1.70)
                                                       ---------      ---------
    Net income (loss)                                  $    0.11      $   (1.77)
                                                       =========      =========

    Weighted average common shares outstanding            18,402         13,839
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                                Duane Reade Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                      March 27,     December 28,
                                                                        1999            1998
                                                                      ---------     ------------
                                                                     (Unaudited)
                                     ASSETS
Current Assets
  Cash                                                                $     912       $     869
  Receivables                                                            28,665          25,547
  Inventories                                                           131,781         134,313
  Property held for sale                                                  5,010          11,527
  Prepaid expenses and other current assets                               5,354           4,774
                                                                      ---------       ---------
    TOTAL CURRENT ASSETS                                                171,722         177,030
Property and equipment, net                                              81,431          71,974
Goodwill, net of accumulated amortization of $23,473 and $21,954        143,427         144,946
Other assets                                                             36,162          34,190
                                                                      ---------       ---------
    TOTAL ASSETS                                                      $ 432,742       $ 428,140
                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                    $  55,602       $  50,028
  Accrued interest                                                        4,449           3,636
  Other accrued expenses                                                 14,732          25,677
  Current portion of long-term debt                                       6,850           5,600
  Current portion of capital leases                                       1,859           2,089
                                                                      ---------       ---------
    TOTAL CURRENT LIABILITIES                                            83,492          87,030
Senior debt, less current portion                                       305,200         299,350
Capital lease obligations, less current portion                           3,737           3,930
Other noncurrent liabilities                                             14,736          15,041
                                                                      ---------       ---------
    TOTAL LIABILITIES                                                   407,165         405,351
                                                                      ---------       ---------

Stockholders' equity
  Preferred stock, $0.01 par; authorized 5,000,000 shares;
    issued and outstanding: none                                             --              --
  Common stock, $0.01 par; authorized 30,000,000 shares;
    issued and outstanding 17,111,908 and 16,985,557 shares                 171             170
  Paid-in capital                                                       126,958         126,207
  Accumulated deficit                                                  (101,552)       (103,588)
                                                                      ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY                                           25,577          22,789
                                                                      ---------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 432,742       $ 428,140
                                                                      =========       =========

          See accompanying notes to consolidated financial statements.

                                Duane Reade Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                    For the 13 Weeks Ended
                                                                   ------------------------
                                                                   March 27,      March 28,
                                                                     1999           1998
                                                                   ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                                $   2,036      $ (24,555)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Extraordinary charge                                                --         23,600
      Depreciation and amortization of property and equipment          2,377          1,086
      Amortization of goodwill and other intangibles                   3,049          1,713
      Accretion of principal of zero coupon debt                          --          1,659
      Other                                                            1,074            367
  Changes in operating assets and liabilities:
    Receivables                                                       (3,118)           (41)
    Inventories                                                        2,532        (12,927)
    Accounts payable                                                   5,574          8,017
    Prepaid and accrued expenses                                     (10,712)        (3,262)
    Increase in other (assets) liabilities, net                       (3,801)          (938)
                                                                   ---------      ---------
      NET CASH USED IN OPERATING ACTIVITIES                             (989)        (5,281)
                                                                   ---------      ---------
Cash flows from investing activities:
  Capital expenditures                                               (11,834)        (8,915)
  Proceeds from sale of assets                                         6,517             --
                                                                   ---------      ---------
      NET CASH USED IN INVESTING ACTIVITIES                           (5,317)        (8,915)
                                                                   ---------      ---------
Cash flows from financing activities:
  Proceeds from initial public offering, net                              --        101,606
  Proceeds from existing term loan                                    25,000        130,000
  Proceeds from new senior subordinated notes                             --         80,000
  Repayment of old term loan                                              --        (65,310)
  Net borrowings (repayments) - old revolving credit facility             --        (24,500)
  Repayment of old senior subordinated notes                              --        (89,893)
  Repayment of zero coupon debt                                           --        (99,346)
  Premiums paid on early extinguishment of debt                           --        (11,496)
  Fees and expenses related to early extinguishment of debt               --           (478)
  Repayments of existing term loan                                    (1,400)            --
  Net repayments - existing revolving credit facility                (16,500)            --
  Debt issuance costs                                                 (1,080)        (5,042)
  Exercise of stock options                                              752             --
  Repayments of capital lease obligations                               (423)          (611)
                                                                   ---------      ---------
      NET CASH PROVIDED BY  FINANCING ACTIVITIES                       6,349         14,930
                                                                   ---------      ---------
Net increase in cash                                                      43            734
Cash at beginning of period                                              869            261
                                                                   ---------      ---------
Cash at end of period                                              $     912      $     995
                                                                   =========      =========

          See accompanying notes to consolidated financial statements.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations and financial position of Duane Reade Inc. (the "Company"), and have been prepared in accordance with the same accounting principles followed in the presentation of the Company's annual financial statements for the year ended December 26, 1998. The financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10K for the year ended December 26, 1998. The results for the 13 weeks ended March 27, 1999 are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the consolidated financial statements present the combined assets and operations of the subsidiary guarantors.

2. Net Income (Loss ) per Common Share

Net income (loss) per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon exercise of the Company's stock options. Potential common shares relating to options to purchase common stock were not included in the weighted average number of shares for the 13 weeks ended March 28, 1998 because their effect would have been anti-dilutive.

3. Income Taxes

Income taxes are recorded based on the estimated effective tax rate expected to be applicable for the full fiscal year. The effective tax rate is lower than the statutory rate, reflecting the benefit of net operating loss carryforwards. While such carryforwards are adequate to offset all federal taxes that are expected to be payable for the year (and therefore no tax payments are expected), for accounting purposes, the benefit of certain carryforwards serves to reduce goodwill, and not income tax expense, resulting in an effective rate greater than zero.

4. Acquisition

On September 11, 1998, the Company purchased substantially all of the operating assets (including inventory and leases) of Rock Bottom Stores, Inc., a health and beauty aid retailer operating 38 stores primarily in the outer boroughs of New York City (the "Rock Bottom Acquisition"). The purchase price paid was $64.9 million, subject to certain post-closing adjustments. The acquisition, accounted for under the purchase method, was financed with additional term loans under the Existing Credit Agreement. The purchase price was allocated to inventory ($18.2 million), property held for sale ($8.2 million), property ($14.7 million), identifiable intangibles ($5.2 million) and goodwill ($27.8 million) net of reserves for expenses and store closings ($9.2 million).

Ten stores acquired as part of the acquisition were designated for sale or closure. These stores were operated for a period of time after the Rock Bottom Acquisition. Six of these stores were sold in March 1999 at no resultant gain or loss. One of the remaining stores has been turned back to the landlord and the Company has been released from the lease obligations. The results of operations from these ten stores have not been included in the Company's statement of operations for any period. Their results have been included in goodwill. Any gain or loss resulting from the stores' sale will be included in goodwill in the period sold.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The operating results of the Rock Bottom stores to be retained have been included in the consolidated statement of operations from the date of acquisition. The unaudited pro forma results for the 13 weeks ended March 28, 1998 presented below assume the acquisition occurred as of December 28, 1997 (in thousands, except per share amounts):

                                                           For the 13 weeks ended
                                                       ------------------------------
                                                         March 27,         March 28,
                                                           1999              1998
                                                       ------------      ------------
                                                       (Historical)       (Pro Forma)
Net sales                                                 $190,364          $161,163
                                                          ========          ========

Operating income                                          $  9,293          $  8,023
                                                          ========          ========

Income (loss) before extraordinary charge                 $  2,036          $   (824)
Extraordinary charge, net of income taxes of $-0-               --           (23,600)
                                                          --------          --------
Net income (loss)                                         $  2,036          $(24,424)
                                                          ========          ========

Per Common Share-Basic:
Income (loss) before extraordinary charge                 $   0.12          $  (0.06)
Extraordinary charge                                            --             (1.70)
                                                          --------          --------
Net income (loss)                                         $   0.12          $  (1.76)
                                                          ========          ========

Per Common Share-Diluted:
Income (loss) before extraordinary charge                 $   0.11          $  (0.06)
Extraordinary charge                                            --          $  (1.70)
                                                          --------          --------
Net income (loss)                                         $   0.11          $  (1.76)
                                                          ========          ========

In management's opinion, the unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or of future results of the combined operations under the ownership and management of the Company.

5. Refinancing Plan and Initial Public Offering

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

6. Extraordinary Charge

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

7. Income (Loss) Per Common Share

The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):

                                                              For the 13 Weeks Ended
                                                            --------------------------
                                                            March 27,        March 28,
                                                              1999             1998
                                                             -------         --------
Income (loss) before extraordinary charge                    $ 2,036         $   (955)
Extraordinary charge                                              --          (23,600)
                                                             -------         --------
Net income (loss)                                            $ 2,036         $(24,555)
                                                             =======         ========

Weighted average number of common shares outstanding
   during the period - basic                                  17,088           13,839
Diluted potential securities                                   1,314               --
                                                             -------         --------
Weighted average number of shares outstanding - diluted       18,402           13,839
                                                             =======         ========

Per common share - basic
Income (loss) before extraordinary charge                    $  0.12         $  (0.07)
Extraordinary charge                                              --            (1.70)
                                                             -------         --------
Net income (loss)                                            $  0.12         $  (1.77)
                                                             -------         --------

                                                             -------         --------
Per common share - diluted
Income (loss) before extraordinary charge                    $  0.11         $  (0.07)
Extraordinary charge                                              --            (1.70)
                                                             -------         --------
Net income (loss)                                            $  0.11         $  (1.77)
                                                             =======         ========

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

                                                            For the 13 Weeks Ended
                                                      ----------------------------------
                                                      March 27, 1999      March 28, 1998
                                                      --------------      --------------
Net sales                                                 100.0%              100.0%
Cost of sales                                              75.9                75.9
                                                          -----               -----
Gross profit                                               24.1                24.1
Selling, general and administrative expenses               16.7                16.0

Amortization                                                1.2                 1.2

Depreciation                                                1.2                 0.9

Store pre-opening expenses                                  0.1                 0.7
                                                          -----               -----

Operating income                                            4.9                 5.3

Interest expense, net                                       3.6                 6.1
                                                          -----               -----

Income (loss) before income taxes                           1.3                (0.8)

Income taxes                                                0.2                  --
                                                          -----               -----
Income (loss)  before extraordinary charge                  1.1                (0.8)

Extraordinary charge                                         --               (19.8)
                                                          -----               -----

Net income (loss)                                           1.1%              (20.6)%
                                                          =====               =====

Net sales in the first quarter 1999 were $190.4 million, an increase of 59.5% over last year's first quarter net sales of $119.4 million. The increase was attributable to sales from the 28 former Rock Bottom stores that the Company purchased in September 1998, increased comparable store sales of 7.1%, the inclusion of nine stores opened during the first quarter of 1998 for the entire period and the sales from new stores. The Company completed the conversion of seven Rock Bottom stores and opened three stores during the first quarter of 1999 compared to nine store openings during the first quarter of 1998.

Cost of sales as a percentage of net sales was 75.9% in both quarters resulting in a gross profit margin of 24.1%.

Selling, general and administrative expenses were $31.7 million or 16.7% of net sales and $19.1 million or 16.0% of net sales in the first quarter of 1999 and 1998, respectively. The percentage increase in 1999 compared to 1998 resulted principally from higher administrative costs as well as transition costs of approximately $600,000 incurred during the first quarter relating to the integration of the former Rock Bottom stores.

Amortization of goodwill and other intangibles in the first quarter of 1999 and 1998 was $2.3 million and $1.4 million, respectively. The increase in amortization resulted principally from the amortization of goodwill and identifiable intangible assets related to the Rock Bottom stores as well as increases in the amortization of lease acquisition and customer list costs for pharmacy acquisitions during 1998.

The Company incurred pre-opening costs of $0.3 million during the first quarter of 1999 related to the opening of three stores. Pre-opening costs in the first quarter of 1998 of $0.9 million were attributable to the opening of nine stores.

Net interest expense decreased 6.3% to $6.8 million in the first quarter of 1999 from $7.2 million in the first quarter of 1998. The decrease was principally due to the impact of debt refinancing completed during February 1998 (in connection with the Refinancing Plan) which resulted in a reduction of certain interest rates.

The Company anticipates that in 1999 it will begin to utilize the net tax loss carryforward benefits it has accumulated in past years, and, therefore, began in the first quarter of 1999 to provide for income tax expense at its anticipated effective tax rate of 19% (See Note 3 to consolidated financial statements).

The Company's income before extraordinary charge was $2.0 million, compared to a loss before extraordinary charge of $1.0 million in the first quarter of 1998 primarily as a result of increased sales and gross profit margin, and decreased interest expense, partially offset by an increase in selling, general and administrative expenses. First quarter 1998 results also included a $23.6 million extraordinary charge for costs associated with the early extinguishment of debt as part of the Company's initial public offering and related financing. Net income for the first quarter of 1999 was $2.0 million compared to a net loss for the first quarter 1998 of $24.6 million.

Liquidity and Capital Resources

Working capital was $88.2 million and $90.0 million as of March 27, 1999 and December 26 1998, respectively. The decrease is principally due to reductions in net owned inventory and property held for sale partially offset by a decrease in accrued expenses. The decrease in inventory reflects the liquidation of non-compatible merchandise as a result of the conversion of the former Rock Bottoms to the hybrid Duane Reade format. Property held for sale was reduced as a result of the disposition, at no gain or loss, of six stores acquired from Rock Bottom Stores, Inc. which the Company elected not to continue to operate as well as those stores' related inventories.

The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, extraordinary charge and other non-cash charges) for the first quarter of 1999 increased by 64% to $15.0 million from $9.2 million in first quarter of 1998. EBITDA as a percentage of sales was 7.9% in 1999 compared to 7.7% in 1998.

For the first quarter of 1999, net cash used in operating activities was $1.0 million, compared to $5.3 million during the first quarter of 1998. The primary reason for this use of cash was the decrease in accrued expenses of $10.7 million and expenditures relating to lease and customer list acquisitions, which more than offset the decrease in the Company's investment in inventory.

During the first quarter of 1999, net cash used in investing activities was $5.3 million compared to $8.9 million during the first quarter of 1998. This reflects capital expenditures in 1999 related to the conversion of former Rock Bottom stores to the hybrid Duane Reade format, new store openings and remodeling, net of proceeds related to the disposition of six former Rock Bottom store locations. The Company sold the leases for the six stores for proceeds of approximately $3.5 million and liquidated the stores' inventories for proceeds of approximately $3.0 million.

For the quarter ended March 27, 1999, net cash provided by financing activities was $ 6.3 million compared to $14.9 million for the quarter ended March 28, 1998. The decrease from last year resulted from the implementation of the Company's Refinancing Plan during the first quarter of 1998. During the quarter ended March 27, 1999, the Company secured an additional term loan of $25 million. In addition, the Company increased its revolving credit facility from $30 million to $40 million. This will provide the Company with additional flexibility under the Existing Credit Agreement for the Company's working capital requirements. At March 27, 1999, the Company had no borrowing outstanding under the revolving credit facility.

The Company's capital requirements primarily result from opening and stocking new stores. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 30 to 40 stores during 1999 and 2000. The Company expects to spend approximately $20 million in 1999 on capital expenditures primarily for new and replacement stores. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations.

The Company records significant accounts receivable related to pharmacy sales in connection with third party plans and these receivables are current. Prior to September 8, 1998, the Company had a non-recourse factoring arrangement with an independent third party, Pharmacy Fund, Inc. (the "Pharmacy Fund") under which the Company sold it accounts receivable associated with the third party plans. On September 8, 1998, Pharmacy Fund declared bankruptcy and no longer purchases the Company's third party plan receivables. The Company believes that it will not suffer any loss from the bankruptcy. The Company plans to collect its own receivables for the foreseeable future.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under the Existing Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with terms of its debt agreements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company has entered into interest rate protection agreements to minimize the impact from a rise in interest rates.

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

Market Risk

      The financial results of the Company are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding (under the Existing Credit Agreement) was approximately $232 million at March 27, 1999, which is somewhat lower than the Company expects its outstanding variable debt rate to be during the next twelve months. The anticipated outstanding balances however, are not expected to be materially greater than at March 27, 1999. Base on March 27, 1999 outstanding balances, a 0.50% change in interest rates would affect annual results of operations by approximately $1.2 million. The Company also has $80 million of Senior Notes outstanding at March 27, 1999. These notes, which bear interest at a fixed 9 1/4%, are not subject to risk from interest rate fluctuations.

      The principal objective of the Company's investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the quarter ended March 28, 1998, there were no derivative positions. During the quarter ended March 27, 1999, in connection with the Existing Credit Agreement requirements, the Company has an interest rate protection agreement in place.

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

10.12* Second Amended and Restated Credit Agreement, dated as of March 17, 1999, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, Fleet National Bank, as the Administrative Agent for the Lenders and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders.

10.13 Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (Incorporated by reference to
            Exhibit 10.15 of the Company's Current Report on Form 8-K dated September 24, 1998).

10.14 Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (Incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 8-K dated September 24, 1998).

10.15 Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K dated September 24,
            1998).

10.16* Amendment Agreement to Credit Agreement, dated as of March 17, 1999, among Duane Reade, Duane Reade Inc., DRI I Inc., various financial institutions as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and Credit Lyonnais New York Branch, as Documentation Agent .

10.17 Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti and (incorporated by reference to Exhibit 10.17 to the Company's 1998 Annual Report on Form 10-K).

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

Dated: May 10, 1999

                                        DUANE READE INC.
                                        (Registrant)


                                        By: /s/ William J.Tennant
                                            ------------------------------------
                                            Name:  William J. Tennant
                                            Title: Senior Vice President and
                                                   Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 10, 1999:

    SIGNATURES                TITLES
    ----------                ------


/s/ Anthony  J. Cuti          President and Chief Executive Officer and Director
-----------------------       (Principal Executive Officer)
Anthony J. Cuti


/s/ William J. Tennant        Senior Vice President, Chief Financial Officer
-----------------------       (Principal Accounting and Financial Officer)
William J. Tennant

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 1999

                                        DRI I Inc.


                                        By: /s/ William J.Tennant
                                        ------------------------------------
                                            Name:  William J. Tennant
                                            Title: Senior Vice President and
                                                   Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 10, 1999 by:

    SIGNATURES                TITLES
    ----------                ------


/s/ Anthony  J. Cuti          President and Chief Executive Officer and Director
-----------------------       (Principal Executive Officer)
Anthony J. Cuti


/s/ William J. Tennant        Senior Vice President, Chief Financial Officer
-----------------------       (Principal Accounting and Financial Officer)
William J. Tennant

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 1999

                                         DUANE READE INC.,

By: DRI I Inc. a general partner         By: Duane Reade Inc., a general partner


By: /s/ William J. Tennant               By: /s/ William J. Tennant
    -------------------------------          -----------------------------------
Name:  William J. Tennant                Name:  William J. Tennant
Title: Senior Vice President and         Title: Senior Vice President and
Chief  Financial Officer                 Chief  Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 10, 1999 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

    SIGNATURES                TITLES
    ----------                ------


/s/ Anthony  J. Cuti          President and Chief Executive Officer and Director
-----------------------       (Principal Executive Officer)
Anthony J. Cuti


/s/ William J. Tennant        Senior Vice President, Chief Financial Officer
-----------------------       (Principal Accounting and Financial Officer)
William J. Tennant