Form 10-Q
period 1999-06-26
DUANE READE INC; DUANE READE; DRI I INC
filed 1999-08-10
CIK 895364, 895366, 1052796

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q
     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and
                              Exchange Act of 1934
 For the quarterly period ended June 26, 1999. Commission file number 333-41239

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   The number of shares of the Common Stock outstanding as of August 10, 1999:
                                  17,116,008

================================================================================

                                      INDEX

                                                                           PAGE

PART I

      ITEM 1. - FINANCIAL STATEMENTS

            Consolidated Statements of Operations (Unaudited)
                    For the 13 and 26 Weeks Ended June 26, 1999
                    and June 27, 1998                                        3

            Consolidated Balance Sheets
                  As of June 26, 1999 (Unaudited) and December 26, 1998      4

            Consolidated Statements of Cash Flows (Unaudited)
                  For the 13 and 26 Weeks Ended June 26, 1999
                  and June 27, 1998                                          5

            Notes to Consolidated Financial Statements                       6

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        9

PART II - OTHER INFORMATION                                                 15

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                                Duane Reade Inc.
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                    For the 13 Weeks Ended  For the 26 Weeks Ended
                                                    ----------------------  ----------------------
                                                     June 26,    June 27,    June 26,     June 27,
                                                       1999        1998        1999        1998
                                                    ---------   ----------  ---------   ----------
Net sales                                           $ 208,675   $ 134,796   $ 399,039   $ 254,179
Cost of sales                                         156,456     100,233     300,864     190,810
                                                    ---------   ---------   ---------   ---------
Gross profit                                           52,219      34,563      98,175      63,369
                                                    ---------   ---------   ---------   ---------
Selling, general & administrative expenses             33,144      21,803      64,865      40,919
Amortization                                            2,505       1,436       4,791       2,852
Depreciation                                            2,426       1,300       4,803       2,386
Store pre-opening expenses                                717         962         996       1,867
                                                    ---------   ---------   ---------   ---------
                                                       38,792      25,501      75,455      48,024
                                                    ---------   ---------   ---------   ---------
Operating income                                       13,427       9,062      22,720      15,345
Interest expense, net                                   7,170       5,321      13,950      12,559
                                                    ---------   ---------   ---------   ---------
Income before income taxes                              6,257       3,741       8,770       2,786
Income taxes                                            1,190          --       1,667          --
                                                    ---------   ---------   ---------   ---------
Income before extraordinary charge                      5,067       3,741       7,103       2,786
Extraordinary charge, net of income taxes of $-0-          --          --          --     (23,600)
                                                    ---------   ---------   ---------   ---------
Net income (loss)                                   $   5,067   $   3,741   $   7,103   $ (20,814)
                                                    =========   =========   =========   =========

Per Common Share - Basic
    Income before extraordinary charge              $    0.30   $    0.22   $    0.42   $    0.18
    Extraordinary charge                                   --          --          --       (1.53)
                                                    ---------   ---------   ---------   ---------
    Net income (loss)                               $    0.30   $    0.22   $    0.42   $   (1.35)
                                                    =========   =========   =========   =========

    Weighted average common shares outstanding         17,112      16,983      17,100      15,411
                                                    =========   =========   =========   =========

Per Common Share - Diluted
    Income before extraordinary charge              $    0.28   $    0.21   $    0.39   $    0.17
    Extraordinary charge                                   --          --          --       (1.42)
                                                    ---------   ---------   ---------   ---------
    Net income (loss)                               $    0.28   $    0.21   $    0.39   $   (1.25)
                                                    =========   =========   =========   =========

    Weighted average common shares outstanding         18,359      18,231      18,349      16,639
                                                    =========   =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                                Duane Reade Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                    June 26,   December 26,
                                                                     1999          1998
                                                                   ---------    ---------
                                                                  (Unaudited)
                               ASSETS
Current Assets
   Cash                                                            $     962    $     869
   Receivables                                                        30,084       25,547
   Inventories                                                       147,214      134,313
   Property held for sale                                                862       11,527
   Prepaid expenses and other current assets                           5,384        4,774
                                                                   ---------    ---------
     TOTAL CURRENT ASSETS                                            184,506      177,030
Property and equipment, net                                           93,046       71,974
Goodwill, net of accumulated amortization of $25,732 and $21,954     153,622      144,946
Other assets                                                          37,627       34,190
                                                                   ---------    ---------
     TOTAL ASSETS                                                  $ 468,801    $ 428,140
                                                                   =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                $  58,562    $  50,028
   Accrued interest                                                    6,771        3,636
   Other accrued expenses                                             17,910       25,677
   Current portion of long-term debt                                   7,850        5,600
   Current portion of capital leases                                   2,003        2,089
                                                                   ---------    ---------
     TOTAL CURRENT LIABILITIES                                        93,096       87,030
Senior debt, less current portion                                    321,738      299,350
Capital lease obligations, less current portion                        3,943        3,930
Other noncurrent liabilities                                          19,292       15,041
                                                                   ---------    ---------
     TOTAL LIABILITIES                                               438,069      405,351
                                                                   ---------    ---------

Stockholders' equity
   Preferred stock, $0.01 par; authorized 5,000,000 shares;
     issued and outstanding: none                                         --           --
   Common stock, $0.01 par; authorized 30,000,000 shares;
     issued and outstanding 17,113,308 and 16,985,557 shares             171          170
   Paid-in capital                                                   127,046      126,207
   Accumulated deficit                                               (96,485)    (103,588)
                                                                   ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                       30,732       22,789
                                                                   ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 468,801    $ 428,140
                                                                   =========    =========

          See accompanying notes to consolidated financial statements.

                                Duane Reade Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                  For the 26 Weeks Ended
                                                                 -----------------------
                                                                  June 26,     June 27,
                                                                    1999         1998
                                                                 ---------    ----------
Cash flows from operating activities:
   Net income (loss)                                             $   7,103    $ (20,814)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Extraordinary charge                                             --       23,600
       Depreciation and amortization of property and equipment       4,803        2,386
       Amortization of goodwill and other intangibles                5,453        3,366
       Accretion of principal of zero coupon debt                       --        1,659
       Gain on sale of assets                                         (444)          --
       Other                                                         2,452        1,201
   Changes in operating assets and liabilities (net of effect of acquisitions):
     Receivables                                                    (4,537)      (4,410)
     Inventories                                                   (11,109)     (29,942)
     Accounts payable                                                8,534       19,109
     Prepaid and accrued expenses                                   (7,280)      (2,190)
     Increase in other (assets) liabilities, net                    (3,802)      (2,996)
                                                                 ---------    ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           1,173       (9,031)
                                                                 ---------    ---------

Cash flows from investing activities:
   Pharmacy acquisitions                                           (10,332)          --
   Proceeds from sale of assets                                     10,732           --
   Capital expenditures                                            (24,905)     (16,745)
                                                                 ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES                       (24,505)     (16,745)
                                                                 ---------    ---------

Cash flows from financing activities:
   Proceeds from initial public offering, net                           --      101,606
   Proceeds from new term loan                                      25,000      130,000
   Proceeds from new senior subordinated notes                          --       80,000
   Repayment of old term loan                                           --      (65,310)
   Repayment of old senior subordinated notes                           --      (89,893)
   Repayment of zero coupon debt                                        --      (99,346)
   Premiums paid on early extinguishment of debt                        --      (11,496)
   Fees and expenses related to early extinguishment of debt            --         (478)
   Net borrowings (repayments) - old revolving credit facility          --      (24,500)
   Deferred financing costs                                         (1,080)      (5,042)
   Exercise of stock options                                           840          106
   Repayments of new term loan                                      (2,862)        (450)
   Net borrowings - new revolving credit facility                    2,500       12,000
   Repayments of capital lease obligations                            (973)      (1,070)
                                                                 ---------    ---------
       NET CASH PROVIDED BY  FINANCING ACTIVITIES                   23,425       26,127
                                                                 ---------    ---------

Net increase in cash                                                    93          351
Cash at beginning of period                                            869          261
                                                                 ---------    ---------
Cash at end of period                                            $     962    $     612
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

2. Net Income (Loss ) per Common Share

Net income (loss) per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's stock options. Dilutive potential common shares relating to options to purchase common stock were not included in the weighted average number of shares for the 26 weeks ended June 27, 1998 because their effect would have been anti-dilutive.

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

Ten stores acquired as part of the acquisition were designated for sale or closure. These stores were operated for a period of time after the Rock Bottom Acquisition. Six of these stores were sold in March 1999 at no resultant gain or loss. One of the remaining stores has been turned back to the landlord and the Company has been released from the lease obligations. The results of operations from these ten stores have not been included in the Company's statements of operations for any period. Their results have been included in goodwill. Any gain or loss resulting from the remaining stores' will be included in goodwill in the period sold.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The operating results of the Rock Bottom stores to be retained have been included in the consolidated statement of operations from the date of acquisition. The unaudited pro forma results for the 26 weeks ended June 27, 1998 presented below assume the acquisition occurred as of December 28, 1997 (in thousands, except per share amounts):

                                                        For the 26 weeks ended
                                                       ------------------------
                                                        June 26,      June 27,
                                                          1999          1998
                                                       ---------    -----------
                                                      (Historical)  (Pro Forma)

Net sales                                              $ 399,039    $   342,315
                                                       =========    ===========

Operating income                                       $  22,720    $    18,115
                                                       =========    ===========

Income before extraordinary charge                     $   7,103    $     3,360
Extraordinary  charge,  net of  income  taxes
 of $-0-                                                      --        (23,600)
                                                       ---------    -----------
Net income (loss)                                      $   7,103    $   (20,240)
                                                       =========    ===========

Per Common Share-Basic:
Income (loss) before extraordinary charge              $    0.42    $      0.22
Extraordinary charge                                          --          (1.53)
                                                       ---------    -----------
Net income (loss)                                      $    0.42    $     (1.31)
                                                       =========    ===========
Per Common Share-Diluted:
Income (loss) before extraordinary charge              $    0.39    $      0.20
Extraordinary charge                                          --          (1.42)
                                                       ---------    -----------
Net income (loss)                                      $    0.39    $     (1.22)
                                                       =========    ===========

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

7. Income (Loss) Per Common Share

The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):

                                           For the 13 Weeks Ended    For the 26 Weeks Ended
                                           ----------------------    ----------------------
                                            June 26,    June 27,      June 26,     June 27,
                                              1999        1998          1999        1998
                                          ----------   ----------   ----------   ----------

Income before extraordinary charge        $    5,067   $    3,741   $    7,103   $    2,786
Extraordinary charge                              --           --           --      (23,600)
                                          ----------   ----------   ----------   ----------
Net income (loss)                         $    5,067   $    3,741   $    7,103   $  (20,814)
                                          ==========   ==========   ==========   ==========

Weighted  average  number of common
   shares outstanding
   during the period - basic                  17,112       16,983       17,100       15,411
Dilutive potential securities                  1,247        1,248        1,249        1,228
                                          ----------   ----------   ----------   ----------
Weighted  average  number of shares
   outstanding - diluted                      18,359       18,231       18,349       16,639
                                          ----------   ----------   ----------   ----------

Per common share - basic
Income before extraordinary charge        $      .30   $     0.22   $      .42   $     0.18
Extraordinary charge                              --           --           --        (1.53)
                                          ----------   ----------   ----------   ----------

Net income (loss)                         $      .30   $     0.22   $      .42   $    (1.35)
                                          ==========   ==========   ==========   ==========

Per common share - diluted
Income before extraordinary charge        $      .28   $     0.21   $      .39   $     0.17
Extraordinary charge                              --           --           --        (1.42)
                                          ----------   ----------   ----------   ----------
Net income (loss)                         $      .28   $     0.21   $      .39   $    (1.25)
                                          ==========   ==========   ==========   ==========

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

Results of Operations

The following sets forth the results of operations as a percentage of sales for the periods indicated.

                                   For the 13 Weeks Ended        For the 26 Weeks Ended
                                   ----------------------        ----------------------
                                June 26, 1999  June 27, 1998  June 26, 1999  June 27, 1998
                                -------------  -------------  -------------  -------------
Net sales                          100.0%         100.0%         100.0%         100.0%
Cost of sales                       75.0           74.4           75.4           75.1
                                   -----          -----          -----          -----
Gross profit                        25.0           25.6           24.6           24.9
Selling, general and
 administrative expenses            15.9           16.2           16.3           16.1
Amortization                         1.2            1.1            1.2            1.1
Depreciation                         1.2            0.9            1.2            1.0
Store pre-opening expenses           0.3            0.7            0.2            0.7
                                   -----          -----          -----          -----
Operating income                     6.4            6.7            5.7            6.0
Interest expense, net                3.4            3.9            3.5            4.9
                                   -----          -----          -----          -----
Income before income taxes           3.0            2.8            2.2            1.1
Income taxes                         0.6             --            0.4             --
                                   -----          -----          -----          -----
Income before
 extraordinary charge                2.4            2.8            1.8            1.1
Extraordinary charge                  --             --             --           (9.3)
                                   -----          -----          -----          -----
Net income (loss)                    2.4%           2.8%           1.8%          (8.2)%
                                   =====          =====          =====          =====

Second Quarter 1999 versus Second Quarter 1998.

Net sales in the second quarter 1999 were $208.7 million, an increase of 54.8% over last year's second quarter net sales of $134.8 million. The increase was primarily attributable to sales from the 28 former Rock Bottom stores that the Company purchased in September 1998, increased comparable store sales of 7.1% and the inclusion of 17 stores opened during the 26 weeks ended June 27, 1998 for the entire period and the sales from new stores. The Company opened eleven stores (including six acquired Love's stores in Manhattan) during the second quarter of 1999 compared to eight store openings during the second quarter of 1998.

Cost of sales as a percentage of net sales increased to 75.0% this year from 74.4% in the comparable quarter last year resulting in a decrease in gross profit margin to 25.0% from 25.6%. The decrease in gross profit margin was principally related to the impact of the Rock Bottom stores acquired in September of 1998.

Selling, general and administrative expenses were $33.1 million or 15.9% of net sales and $21.8 million or 16.2% of net sales in the second quarter of 1999 and 1998, respectively. The percentage decrease in 1999 compared to 1998 reflects the leveraging of store operating costs as the operating costs for the stores opened last year increase at a lesser rate than store sales.

Amortization of goodwill and other intangibles in the second quarter of 1999 and 1998 was $2.5 million and $1.4 million, respectively. The increase in amortization resulted principally from the amortization of goodwill and identifiable intangible assets related to the Rock Bottom stores as well as increases in the amortization of lease acquisition and customer list costs for pharmacy acquisitions during 1998.

The increase in depreciation from $1.3 million in the second quarter of 1998 to $2.4 million in the second quarter of 1999 resulted principally from depreciation on new stores opened in the second half of 1998 and the first six months of 1999 as well as depreciation expense on the 28 former Rock Bottom stores.

The Company incurred pre-opening costs of $0.7 million during the second quarter of 1999 related to the opening of eleven stores. Pre-opening costs of $1.0 million were incurred during the second quarter of 1998 for the opening of eight stores.

Net interest expense increased 34.7% to $7.2 million in the second quarter of 1999 from $5.3 million in the second quarter of 1998. The increase was principally due to the impact of additional term loans of $80 million incurred in the third quarter of 1998 and $25 million incurred in March 1999.

Income before income taxes increased by 67.3% or $2.6 million to $6.3 million in the second quarter of 1999 from $3.7 million in the second quarter of 1998 primarily as a result of increased sales and gross profit dollars partially offset by increased selling, general and administrative expenses; depreciation; amortization and net interest expense.

Income tax expense for the second quarter of 1999 was $1.2 million or 0.6% of net sales versus no provision for income taxes in the second quarter of 1998. The Company anticipates that in 1999 it will begin to utilize the net tax loss carryforward benefits it has accumulated in past years and, therefore, has provided for income tax expense at its anticipated current year effective tax rate of 19% (See Note 3 to consolidated financial statements).

The Company's net income increased by $1.4 million to $5.1 million in the second quarter of 1999 from $3.7 million in the second quarter of 1998 due to factors discussed above.

Twenty-six Weeks Ended June 26, 1999 versus Twenty-six Weeks Ended June 27, 1998

Net sales for the twenty-six weeks ended June 26, 1999 were $399.0 million, an increase of 57.0% over the net sales for the first twenty-six weeks of 1998 of $254.2 million. The increase was attributable to sales from the 28 former Rock Bottom stores that the Company purchased in September 1998, increased comparable store sales of 7.1% and the sales generated by new stores. The Company opened 14 stores during the period compared to 17 store openings during the same period last year.

Cost of sales for the twenty-six weeks ended June 26, 1999 as a percentage of net sales increased to 75.4% from 75.1% in the comparable period last year, resulting in a decrease in gross profit margin to 24.6% from 24.9%. The decrease in gross profit margin was principally related to the impact of the Rock Bottom stores acquired in September 1998.

Selling, general and administrative expenses were $64.9 million or 16.3% of net sales and $40.9 million or 16.1% of net sales for the twenty-six weeks ended June 26, 1999 and June 27, 1998, respectively. The percentage increase in 1999 compared to 1998 resulted principally from higher administrative costs as well as transition costs of approximately $600,000 incurred during the first quarter of 1999.

Amortization of goodwill and other intangibles for the twenty-six weeks ended June 26, 1999 and June 27, 1998 was $4.8 million and $2.9 million, respectively. The increase in amortization resulted principally from the amortization of goodwill and identifiable intangible assets related to the Rock Bottom stores as well as increases in the amortization of lease acquisition and customer list costs for pharmacy acquisitions during 1998.

The increase in depreciation from $2.4 million for the twenty-six weeks ended June 27, 1998 to $4.8 million for the twenty-six weeks ended June 26, 1999 resulted principally from new stores opened in 1998 and the first half of 1999 as well as depreciation expense on the 28 former Rock Bottom stores.

The Company incurred pre-opening costs of $1.0 million during the twenty-six weeks ended June 26, 1999 related to the opening of 14 stores. Pre-opening costs of $1.9 million were incurred during the twenty-six weeks ended June 27, 1998 for the opening of 17 stores.

Net interest expense increased 11.1% to $14.0 million during the twenty-six weeks ended June 26, 1999 from $12.6 million in the comparable period last year. The increase was principally due to the impact of additional term loans of $80 million secured during the third quarter of 1998 and $25 million secured in March 1999.

Income before income taxes for the twenty-six weeks ended June 26, 1999 increased by $6.0 million to $8.8 million from $2.8 million in the comparable prior year period, primarily as a result of increased sales and gross profit dollars partially offset by increased selling, general and administrative expenses, depreciation, amortization and net interest expense.

Income tax expense for the twenty-six weeks ended June 26, 1999 amounted to $1.7 million or .4% of net sales versus no provision for income taxes in the comparable prior year period. The Company anticipates it will begin to utilize in 1999 the net tax loss carryforward benefits it has accumulated in past years and, therefore, has provided for income tax expense at its current year anticipated effective tax rate of 19%. (See Note 3 to consolidated financial statement)

The Company's income before extraordinary charge increased by $4.3 million to $7.1 million for the twenty-six weeks ended June 26, 1999 from $2.8 million in the twenty-six weeks ended June 27, 1998 due to the factors discussed above. Results for the twenty-six weeks ended June 27, 1998 also included a $23.6 million extraordinary charge for costs associated with the early extinguishment of debt as part of the Company's initial public offering and related financing. Net income for the twenty-six weeks ended June 26, 1999 was $7.1 million compared to a net loss for the twenty-six weeks ended June 27, 1998 of $20.8 million.

Liquidity and Capital Resources

Working capital was $91.4 million and $90.0 million as of June 26, 1999 and December 26, 1998, respectively. The increase is principally due to increases in net owned inventory and receivables partially offset by a reduction in property held for sale. The increase in inventory reflects inventory related to the opening of 14 additional stores. The property held for sale was reduced as a result of the disposition, at no gain or loss, of six stores acquired from Rock Bottom Stores, Inc. which the Company elected not to continue to operate and the related inventories as well as the disposition of the Company's former distribution center facility.

The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, extraordinary charge and other non-cash items) for the second quarter of 1999 increased by 52.6% to $19.3 million from $12.6 million for the second quarter of 1998. EBITDA as a percentage of sales was 9.2% for the second quarter of 1999 compared to 9.4% for the second quarter of 1998. The Company's EBITDA for the twenty-six weeks ended June 26, 1999 increased by 57.5% to $34.3 million from $21.8 million for the twenty-six weeks ended June 27, 1998. EBITDA as a percentage of sales was 8.6% for both twenty-six week periods.

For the twenty-six weeks ended June 26, 1999, net cash provided by operating activities was $1.2 million, compared to net cash used in operating activities of $9.0 million during the twenty-six weeks ended June 27, 1998. Cash provided by operating activities was greater then the increase in the net owned inventory and receivables which were required to support the Company's expanding store base.

During the twenty-six weeks ended June 26, 1999, net cash used in investing activities was $24.5 million compared to $16.7 million during the twenty-six weeks ended June 27, 1998. This reflects capital expenditures in 1999 related to the conversion of former Rock Bottom stores to the hybrid Duane Reade format, new store openings and remodelings and the acquisition of seven pharmacies, net of proceeds related to the disposition of six former Rock Bottom store locations and the Company's former distribution center facility. The Company sold the leases for the six stores for proceeds of approximately $3.5 million and liquidated the stores' inventories for proceeds of approximately $3.0 million. The Company sold its former distribution center facility for proceeds of approximately $4.2 million.

For the twenty-six weeks ended June 26, 1999, net cash provided by financing activities was $23.4 million compared to $26.1 million for the twenty-six weeks ended June 27, 1998. The decrease from last year resulted from the implementation of the Company's Refinancing Plan during the first half of 1998. During the quarter ended March 27, 1999, the Company secured an additional term loan of $25 million. In addition, the Company increased its revolving credit facility from $30 million to $40 million. This will provide the Company with additional flexibility under the existing credit agreement for the Company's working capital requirements.

The Company's capital requirements primarily result from opening and stocking new stores. The Company believes that there are significant opportunities to open additional stores, and currently plans to open 30 to 40 stores during 1999 and 2000. The Company has expended approximately $25.0 million on capital expenditures during the twenty-six weeks ended June 26, 1999 and expects to spend approximately $5.0 million during the remainder of 1999. Capital expenditures are made primarily for new and replacement stores. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations.

The Company records significant accounts receivable related to pharmacy sales in connection with third party plans and these receivables are collectible within 30 to 45 days. Prior to September 8, 1998, the Company had a non-recourse factoring arrangement with an independent third party, Pharmacy Fund, Inc. (the "Pharmacy Fund") under which the Company sold it accounts receivable associated with the third party plans. On September 8, 1998, Pharmacy Fund declared bankruptcy and no longer purchases the Company's third party plan receivables. The outstanding amount from Pharmacy Fund at June 26, 1999 is not considered material to the Company's operating results or cash flow and, the Company believes that it will not suffer any loss from the bankruptcy. The Company plans to collect its own receivables for the foreseeable future.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under the Existing Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with terms of its debt agreements. As of June 26, 1999, the Company had borrowed approximately $19 million under the revolving portion of its bank credit facility and had approximately $20.5 million of remaining availability. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company has entered into interest rate protection agreements to minimize the impact from a rise in interest rates.

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

Year 2000 Update

The Company has implemented a program to ensure that the Company computer systems and applications (IT Systems) and non-IT Systems will function properly beyond 1999. This program includes inventorying year 2000 items; assigning priorities to the identified items; assessing year 2000 compliance of items determined to be material to the Company; remediating or replacing material items that are not year 2000 compliant; and determining contingency plans that may be required.

The Company has completed implementing year 2000 compliance for its IT Systems and is in the process of completing its non-IT Systems, which includes surveying significant third party vendors. Year 2000 compliance of the Company's IT Systems has been successfully tested.

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

Recently Issued Accounting Pronouncements

FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the second quarter of 2001 and may adopt it earlier.

Market Risk

The financial results of the Company are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding (under the Existing Credit Agreement) was approximately $249.6 million at June 26, 1999, which is somewhat lower than the Company expects its outstanding variable debt rate to be during the next twelve months. The anticipated outstanding balances however, are not expected to be materially greater than at June 26,1999. Based on June 26, 1999 outstanding balances, a 0.50% change in interest rates would affect annual results of operations by approximately $1.2 million. The Company also has $80 million of Senior Notes outstanding at June 26, 1999. These notes, which bear interest at a fixed rate of 9 1/4%, are not subject to risk from interest rate fluctuations.

The principal objective of the Company's investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the six months ended June 27, 1998, there were no derivative positions. During the six months ended June 26, 1999, in connection with the Existing Credit Agreement requirements, the Company has an interest rate protection agreement in place. The interest rate protection agreement caps the LIBOR interest rate at 6.5% on $65 million of variable rate debt.

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

10.1 Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form S-1 registration Statement (File No. 333-41239), the "Common Stock S-1").
10.2 Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3 Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4 Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5 Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6 Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7 Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).
10.8 Agreement, dated as of November 22, 1996 between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.9 Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council (incorporated by reference to
                  Exhibit 10.9 to the Common Stock S-1).
10.10 Agreement, dated February 4, 1997, as amended between Duane Reade and The Pharmacy Fund, Inc. (incorporated by reference to Exhibit 10.10 to the Common Stock S-1).
10.11 Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ Second ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co. , Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).
10.12 Second Amended and Restated Credit Agreement, dated as of March 17, 1999, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, Fleet National Bank, as the Administrative Agent for the Lenders and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999).
10.13 Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K dated September 24, 1998).
10.14 Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (Incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 8-K dated September 24, 1998).
10.15 Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K dated September 24, 1998).

10.16 Amendment Agreement to Credit Agreement, dated as of March 17, 1999, among Duane Reade, Duane Reade Inc., DRI I Inc., various financial institutions as Lenders, DLJ Capital Funding, Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and Credit Lyonnais New York Branch, as Documentation Agent (incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999).

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

Dated: August 10, 1999

                                          DUANE READE INC.
                                          (Registrant)


                                          By:/s/ John  Henry
                                             -----------------------------------
                                             Name: John Henry
                                             Title: Senior Vice President and
                                                    Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 10, 1999:

      SIGNATURES              TITLES
      ----------              ------

/s/ Anthony  J. Cuti          President and Chief Executive Officer and Director
------------------------      (Principal Executive Officer)
Anthony J. Cuti


/s/ John Henry                Senior Vice President, Chief Financial Officer
------------------------      (Principal Accounting and Financial Officer)
John Henry

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 1999
                                          DRI I Inc.

                                          By: /s/ John Henry
                                             -----------------------------------
                                             Name:  John Henry
                                             Title: Senior Vice President and
                                                    Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 10, 1999 by:

      SIGNATURES              TITLES
      ----------              ------

/s/ Anthony  J. Cuti          President and Chief Executive Officer and Director
------------------------      (Principal Executive Officer)
Anthony J. Cuti


/s/ John Henry                Senior Vice President, Chief Financial Officer
------------------------      (Principal Accounting and Financial Officer)
John Henry

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 1999

                                         DUANE READE INC.,

By: DRI I Inc. a general partner         By: Duane Reade Inc., a general partner

By: /s/ John Henry                       By: /s/ John Henry
   -----------------------------            ------------------------------------
Name:  John Henry                         Name:  John Henry
Title: Senior Vice President and          Title: Senior Vice President and Chief
       Chief Financial Officer                   Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 10, 1999 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

      SIGNATURES              TITLES
      ----------              ------

/s/ Anthony  J. Cuti          President and Chief Executive Officer and Director
------------------------      (Principal Executive Officer)
Anthony J. Cuti


/s/ John Henry                Senior Vice President, Chief Financial Officer
------------------------      (Principal Accounting and Financial Officer)
John Henry