Form 10-Q
period 1999-09-25
DUANE READE INC; DUANE READE; DRI I INC
filed 1999-11-09
CIK 895364, 895366, 1052796

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q
           Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 25, 1999. Commission file number 333-41239
                                  ------------------------------

                                DUANE READE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                                                    04-3164702
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                           (IRS EMPLOYER IDENTIFICATION NUMBER)

              DRI  I INC.*                           DELAWARE                                       04-3166107
              DUANE READE*                           NEW YORK                                       11-2731721
              DUANE READE INTERNATIONAL, INC.*       DELAWARE                                       22-3672347
              DUANE READE REALTY, INC.*              DELAWARE                                       13-4074383

*  Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008
           440 NINTH AVENUE
          NEW YORK, NEW YORK                                                                          10001
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                       (ZIP CODE)

                                                  (212) 273-5700
                               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        -----------------------------

                            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
         TITLE OF EACH CLASS                                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                                          -----------------------------------------
Common Stock, $.01 par value per share                                                 New York Stock Exchange.Inc.
9 1/4% Senior Subordinated Notes due 2008                                              None

                          ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                                      None.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

 The number of shares of the Common Stock outstanding as of November 2, 1999:
 17,145,018

                                      INDEX


                                                                                      PAGE

PART I

     ITEM 1. - FINANCIAL STATEMENTS

          Consolidated Statements of Operations (Unaudited) - For the 13 and 39
               Weeks Ended September 25, 1999 and September 26, 1998                      3

          Consolidated Balance Sheets
               As of September 25, 1999 (Unaudited) and December 26, 1998                 4

          Consolidated Statements of Cash Flows (Unaudited) -
               For the 39 Weeks Ended September 25, 1999 and September 26, 1998           5

          Notes to Consolidated Financial Statements                                      6

     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                     9

PART II    -   OTHER INFORMATION                                                         15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                Duane Reade Inc.
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                   For the 13 Weeks Ended           For the 39 Weeks Ended
                                               ------------------------------   ------------------------------
                                               September 25,     September 26,   September 25,   September 26,
                                                   1999              1998             1999           1998
                                               ------------      ------------   --------------   -------------
Net sales                                       $ 211,085        $ 144,472      $ 610,124       $ 398,651
Cost of sales                                     154,989          105,362        455,853         296,172
                                                ---------        ---------      ---------       ---------
Gross profit                                       56,096           39,110        154,271         102,479
                                                ---------        ---------      ---------       ---------

Selling, general & administrative expenses         33,547           22,768         98,412          63,687
Amortization                                        2,783            1,561          7,574           4,413
Depreciation                                        2,790            1,762          7,593           4,148
Store pre-opening expenses                            284            1,141          1,280           3,008
                                                ---------        ---------      ---------       ---------
                                                   39,404           27,232        114,859          75,256
                                                ---------        ---------      ---------       ---------
Operating income                                   16,692           11,878         39,412          27,223
Interest expense, net                               7,730            6,115         21,680          18,674
                                                ---------        ---------      ---------       ---------

Income before income taxes                          8,962            5,763         17,732           8,549
Income taxes                                        1,702               --          3,369              --
                                                ---------        ---------      ---------       ---------
Income before extraordinary charge                  7,260            5,763         14,363           8,549
Extraordinary charge, net of income taxes
of $-0-                                                --               --             --         (23,600)
                                                ---------        ---------      ---------        ---------
Net income (loss)                               $   7,260        $   5,763      $  14,363       $ (15,051)
                                                ---------        ---------      ---------        ---------
                                                ---------        ---------      ---------        ---------


Per Common Share - Basic
   Income before extraordinary charge           $    0.42       $    0.34      $    0.84         $    0.54
   Extraordinary charge                                --              --             --             (1.48)
                                                ---------       ---------      ---------         ---------
   Net income (loss)                            $    0.42       $    0.34      $    0.84        $    (0.94)
                                                ---------       ---------      ---------         ---------
                                                ---------       ---------      ---------         ---------

   Weighted average common shares outstanding      17,115          16,986         17,104            15,936
                                                ---------       ---------      ---------         ---------
                                                ---------       ---------      ---------         ---------


Per Common Share - Diluted
   Income before extraordinary charge           $    0.39       $    0.31      $    0.78         $    0.50
   Extraordinary charge                                --              --             --             (1.37)
                                                ---------       ---------      ---------         ---------
   Net income (loss)                            $    0.39       $    0.31      $    0.78        $    (0.87)
                                                ---------       ---------      ---------         ---------
                                                ---------       ---------      ---------         ---------

   Weighted average common shares outstanding      18,425          18,355         18,377            17,211
                                                ---------       ---------      ---------         ---------
                                                ---------       ---------      ---------         ---------

   The accompanying notes are an integral part of these financial statements.

                                                    Duane Reade Inc.
                                               Consolidated Balance Sheets
                                          (In thousands, except share amounts)


                                                                    September 25,      December 26,
                                                                        1999               1998
                                                                   --------------      ------------
                                                                     (Unaudited)
                                       ASSETS
Current Assets
    Cash                                                           $     901             $     869
    Receivables                                                       34,689                25,547
    Inventories                                                      140,233               134,313
    Property held for sale                                             1,020                11,527
    Prepaid expenses and other current assets                          6,463                 4,774
                                                                   ---------             ---------
      TOTAL CURRENT ASSETS                                           183,306               177,030
Property and equipment, net                                           83,891                71,974
Goodwill, net of accumulated amortization of $25,410 and $21,954     169,132               144,946
Other assets                                                          39,968                34,190
                                                                   ---------             ---------
      TOTAL ASSETS                                                 $ 476,297             $ 428,140
                                                                   ---------             ---------
                                                                   ---------             ---------




                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                               $  51,938             $  50,028
    Accrued interest                                                   5,155                 3,636
    Other accrued expenses                                            19,045                25,677
    Current portion of long-term debt                                  8,850                 5,600
    Current portion of capital leases                                  1,962                 2,089
                                                                   ---------             ---------
      TOTAL CURRENT LIABILITIES                                       86,950                87,030
Senior debt, less current portion                                    325,775               299,350
Capital lease obligations, less current portion                        3,508                 3,930
Other noncurrent liabilities                                          22,026                15,041
                                                                   ---------             ---------
      TOTAL LIABILITIES                                              438,259               405,351
                                                                   ---------             ---------

Stockholders' equity
    Preferred stock, $0.01 par; authorized 5,000,000 shares;
      issued and outstanding: none                                        --                    --
    Common stock, $0.01 par; authorized 30,000,000 shares;
      issued and outstanding 17,116,608 and 16,985,557 shares            171                   170
    Paid-in capital                                                  127,092               126,207
    Accumulated deficit                                              (89,225)             (103,588)
                                                                   ---------             ---------
      TOTAL STOCKHOLDERS' EQUITY                                      38,038                22,789
                                                                   ---------             ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 476,297             $ 428,140
                                                                   ---------             ---------
                                                                   ---------             ---------

The accompanying notes are an integral part of these financial statements.

                                Duane Reade Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)

                                                                                  For the 39 Weeks Ended
                                                                            ------------------------------------
                                                                               September 25,     September 26,
                                                                                   1999              1998
                                                                            ----------------    ----------------
Cash flows from operating activities:
    Net income (loss)                                                              $  14,363    $ (15,051)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Extraordinary charge                                                              --       23,600
        Depreciation and amortization of property and equipment                        7,593        4,148
        Amortization of goodwill and other intangibles                                 8,580        5,258
        Accretion of principal of zero coupon debt                                        --        1,659
        Gain on sale of assets                                                          (444)          --
        Other                                                                          3,879        2,406
    Changes in operating assets and liabilities (net of effect of acquisitions):
      Receivables                                                                     (9,142)     (14,962)
      Inventories                                                                     (9,611)     (40,667)
      Accounts payable                                                                 1,910       16,036
      Prepaid and accrued expenses                                                   (10,146)      (7,422)
      Increase in other (assets) liabilities, net                                     (7,214)      (2,406)
                                                                                   ---------    ---------
        NET CASH USED IN OPERATING ACTIVITIES                                           (232)     (27,401)
                                                                                   ---------    ---------
Cash flows from investing activities:
    Pharmacy acquisitions                                                            (10,332)          --
    Proceeds from sales of assets                                                     10,732           --
    Purchase of Rock Bottom assets                                                        --      (64,906)
    Capital expenditures                                                             (28,126)     (23,058)
                                                                                   ---------    ---------
                                                                                   ---------    ---------
        NET CASH USED IN INVESTING ACTIVITIES                                        (27,726)     (87,964)
                                                                                   ---------    ---------
Cash flows from financing activities:
    Proceeds from initial public offering, net                                            --      101,606
    Proceeds from new term loan                                                       25,000      210,000
    Proceeds from new senior subordinated notes                                           --       80,000
    Repayment of old term loan                                                            --      (65,310)
    Repayment of old senior subordinated notes                                            --      (89,893)
    Repayment of zero coupon debt                                                         --      (99,346)
    Premiums paid on early extinguishment of debt                                         --      (11,496)
    Fees and expenses related to early extinguishment of debt                             --         (478)
    Net borrowings (repayments) - old revolving credit facility                           --      (24,500)
    Deferred financing costs                                                          (1,080)      (7,058)
    Exercise of stock options                                                            886          106
    Repayments of new term loan                                                       (4,325)        (900)
    Net borrowings - new revolving credit facility                                     9,000       24,500
    Repayments of capital lease obligations                                           (1,491)      (1,525)
                                                                                   ---------    ---------
        NET CASH PROVIDED BY  FINANCING ACTIVITIES                                    27,990      115,706
                                                                                   ---------    ---------

Net increase in cash                                                                      32          341
Cash at beginning of period                                                              869          261
                                                                                   ---------    ---------
                                                                                   ---------    ---------
Cash at end of period                                                              $     901    $     602
                                                                                   ---------    ---------
                                                                                   ---------    ---------

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

2.  NET INCOME (LOSS ) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's stock options. Options to purchase 59,593 shares at September 25, 1999 and 17,901 shares at September
26, 1998 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

4. ACQUISITION

On September 11, 1998, the Company purchased substantially all of the operating assets (including inventory and leases) of Rock Bottom Stores, Inc., a health and beauty aid retailer operating 38 stores primarily in the outer boroughs of New York City (the "Rock Bottom Acquisition"). The purchase price paid was $64.9 million, subject to certain post-closing adjustments. The acquisition, accounted for under the purchase method, was financed with additional term loans under the Existing Credit Agreement (See Note 5). During the quarter ended September 25, 1999, the Company finalized the sale of acquired non-compatible closeout inventory and recorded a $7.7 million adjustment to increase goodwill for the difference between estimated and actual markdowns. Additionally, the Company finalized its retrofit program for acquired stores and recorded a write-down of $9.6 million related to the disposal of acquired furniture and fixtures. The Company is currently a party to legal proceedings arising out of disputes with the seller over the purchase price, a part of which relates to an attempt to recover a portion of the purchase price paid for acquired inventory. The purchase price (as adjusted) was allocated to inventory ($12.0 million), property held for sale ($6.7 million), property ($7.3 million), identifiable intangibles ($5.2 million) and goodwill ($46.3 million) net of reserves for expenses, store closings and liabilities assumed ($12.6 million).

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Acquisition (Continued)

Ten stores acquired as part of the Rock Bottom Acquisition were designated for sale or closure. These stores were operated for a period of time after the acquisition was completed. Six of these stores were sold in March 1999 at no resultant gain or loss. One of the remaining stores has been turned back to the landlord and the Company has been released from the lease obligations. Two stores have been closed, one of which has been subleased. The remaining store is still operating and is planned to close early next year. The results of operations from these ten stores have not been included in the Company's statements of operations through the period ending September 25, 1999. Their results have been included in goodwill which, during the year, yielded an increase in goodwill of $1.3 million. As one store was not exited within one year from the acquisition date, generally accepted accounting principles require that the results of operations for this store will be included in the Company's statement of operations from September 26, 1999.

The unaudited operating results of the Rock Bottom stores to be retained have been included in the consolidated statement of operations from the date of acquisition. The unaudited pro forma results for the 39 weeks ended September 26, 1998 presented below assume the acquisition occurred as of December 28,
1997 (in thousands, except per share amounts):

                                                                                For the 39 weeks ended
                                                                          --------------------------------
                                                                           September 25,    September 26,
                                                                                1999            1998
                                                                          ---------------- ---------------
                                                                           (Historical)         (Pro Forma)
Net sales                                                                   $   610,124    $       536,288
                                                                            -----------    ---------------
                                                                            -----------    ---------------
Operating income                                                            $    39,412    $        32,546
                                                                            -----------    ---------------
                                                                            -----------    ---------------

Income before extraordinary charge                                          $    14,363    $         9,482
Extraordinary charge, net of income taxes of $-0-                                    --            (23,600)
                                                                            -----------    ---------------
Net income (loss)                                                           $    14,363    $       (14,118)
                                                                            -----------    ---------------
                                                                            -----------    ---------------
Per Common Share-Basic:
Income before extraordinary charge                                          $      0.84   $           0.59
Extraordinary charge                                                                 --              (1.48)
                                                                            -----------    ---------------
Net income (loss)                                                           $      0.84   $          (0.89)
                                                                            -----------    ---------------
                                                                            -----------    ---------------
Per Common Share-Diluted:
Income before extraordinary charge                                          $      0.78    $          0.55
Extraordinary charge                                                                 --              (1.37)
                                                                            -----------    ---------------
Net income (loss)                                                           $      0.78              (0.82)
                                                                            -----------    ---------------
                                                                            -----------    ---------------



In management's opinion, the unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or of future results of the combined operations under the ownership and management of the Company.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

6.  EXTRAORDINARY CHARGE

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

7.       INCOME (LOSS) PER COMMON  SHARE

The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):

                                                         For the 13 Weeks Ended            For the 39 Weeks Ended
                                                      -------------------------------    -------------------------------
                                                        September 25,    September 26,    September 25,    September 26,
                                                          1999              1998              1999            1998
                                                      --------------    -------------    --------------    -------------
Income before extraordinary charge                     $ 7,260           $ 5,763            $14,363        $    8,549
Extraordinary charge                                        --                --                 --           (23,600)
                                                       -------           -------            -------        -----------
Net income (loss)                                      $ 7,260           $ 5,763            $14,363        $  (15,051)
                                                       -------           -------            -------        -----------
                                                       -------           -------            -------        -----------
Weighted average number of common shares
outstanding during the period - basic                   17,115            16,986             17,104           15,936
Dilutive potential securities                            1,310             1,369              1,273            1,275
                                                       -------           -------            -------        -----------
Weighted average number of shares outstanding -
diluted                                                 18,425            18,355             18,377           17,211
                                                       -------           -------            -------        -----------
                                                       -------           -------            -------        -----------
Per common share - basic
Income before extraordinary charge                     $  0.42          $   0.34            $  0.84        $    0.54
Extraordinary charge                                        --                --                 --            (1.48)
                                                       -------           -------            -------        -----------
Net income (loss)                                      $  0.42          $   0.34            $  0.84        $   (0.94)
                                                       -------           -------            -------        -----------
Per common share - diluted
Income before extraordinary charge                     $  0.39          $   0.31            $  0.78        $    0.50
Extraordinary charge                                        --                --                 --            (1.37)
                                                       -------           -------            -------        -----------
Net income (loss)                                      $  0.39          $   0.31             $ 0.78        $   (0.87)
                                                       -------           -------            -------        -----------
                                                       -------           -------            -------        -----------

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

RESULTS OF OPERATIONS

The following sets forth the results of operations as a percentage of sales for the periods indicated.





                                        For the 13 Weeks Ended                   For the 39 Weeks Ended
                                      --------------------------------      ---------------------------------
                                      September 25,      September 26,      September 25,       September 26,
                                         1999               1998               1999                1998
                                         ----               ----               ----                ----
Net sales                               100.0%             100.0%             100.0%                100.0%
Cost of sales                            73.4               72.9               74.7                  74.3
                                        -----              -----              -----                 -----
Gross profit                             26.6               27.1               25.3                  25.7
Selling, general and administrative      15.9               15.8               16.1                  16.0
   expenses
Amortization                              1.3                1.1                1.2                   1.1
Depreciation                              1.3                1.2                1.3                   1.0
Store pre-opening expenses                0.1                0.8                0.2                   0.8
                                        -----               -----             -----                 -----
Operating income                          8.0                8.2                6.5                   6.8
Interest expense, net                     3.7                4.2                3.6                   4.7
                                        -----               -----             -----                 -----
Income before income taxes                4.3                4.0                2.9                   2.1
Income taxes                              0.8                 --                0.5                    --
                                        -----               -----             -----                 -----
Income before extraordinary charge        3.5                4.0                2.4                   2.1
Extraordinary charge                       --                 --                 --                  (5.9)
                                        -----               -----             -----                 -----
Net income (loss)                         3.5%               4.0%               2.4%                 (3.8)%
                                        -----               -----             -----                 -----
                                        -----               -----             -----                 -----

THIRD QUARTER 1999 VERSUS THIRD QUARTER 1998.

Net sales in the third quarter 1999 were $211.1 million, an increase of 46.1% over last year's third quarter net sales of $144.5 million. The increase was primarily attributable to sales from the 28 former Rock Bottom stores that the Company purchased in September 1998, increased comparable store sales of 9.0%, the inclusion of 16 stores opened during the second half of fiscal year 1998 and the sales from 18 new stores opened during the current fiscal year. The Company opened three stores during the third quarter of 1999 compared to twelve store openings during the third quarter of 1998. At September 25, 1999 the Company operated 145 stores.

Cost of sales as a percentage of net sales increased to 73.4% this quarter from 72.9% in the comparable quarter last year resulting in a decrease in gross profit margin to 26.6% from 27.1%. The decrease in gross profit margin was principally related to the impact of the Rock Bottom stores acquired in September of 1998 as well as the impact of the increase in pharmacy sales as a percentage of total sales. Pharmacy sales have a lower gross profit margin percentage than front end store sales.

Selling, general and administrative expenses were $33.5 million or 15.9% of net sales and $22.8 million or 15.8% of net sales in the third quarter of 1999 and 1998, respectively.

Amortization of goodwill and other intangibles in the third quarter of 1999 and 1998 was $2.8 million and $1.6 million, respectively. The increase in amortization resulted principally from the amortization of goodwill and identifiable intangible assets related to the acquisition of the 28 former Rock Bottom stores and the acquisition of six Love's stores in May 1999 as well as increases in the amortization of lease acquisition and customer list costs for pharmacy acquisitions during 1998 and 1999.

The increase in depreciation from $1.8 million in the third quarter of 1998 to $2.8 million in the third quarter of 1999 resulted principally from depreciation on new stores opened in the fourth quarter of 1998 and the first nine months of 1999, capital invested in renovations of existing stores and depreciation expense on the 28 former Rock Bottom stores.

The Company incurred pre-opening costs of $0.3 million during the third quarter of 1999 related to the opening of three stores. Pre-opening costs of $1.1 million were incurred during the third quarter of 1998 for the opening of twelve stores.

Net interest expense increased 26.4% to $7.7 million in the third quarter of 1999 from $6.1 million in the third quarter of 1998. The increase was principally due to the impact of additional term loans of $80 million incurred in connection with the Rock Bottom Acquisition in the third quarter of 1998 and $25 million incurred in March 1999 for the Company's store expansion program.

Income before income taxes increased by 55.5% or $3.2 million to $9.0 million in the third quarter of 1999 from $5.8 million in the third quarter of 1998 primarily as a result of increased sales and gross profit dollars partially offset by increased selling, general and administrative expenses, depreciation, amortization and net interest expense.

Income tax expense for the third quarter of 1999 was $1.7 million or 0.8% of net sales versus no provision for income taxes in the third quarter of 1998. The Company anticipates that in 1999 it will begin to utilize the net tax loss carryforward benefits it has accumulated in past years and, therefore, has provided for income tax expense at its anticipated current year effective tax rate of 19% (See Note 3 to consolidated financial statements).

The Company's net income increased by $1.5 million to $7.3 million in the third quarter of 1999 from $5.8 million in the third quarter of 1998 due to factors discussed above.

THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 VERSUS THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998

Net sales for the thirty-nine weeks ended September 25, 1999 were $610.1 million, an increase of 53.0% over the net sales for the first thirty-nine weeks of 1998 of $398.7 million. The increase was attributable to sales from the 28 former Rock Bottom stores that the Company purchased in September 1998, increased comparable store sales of 7.9%, the inclusion of 29 stores opened during the 39 weeks ended September 26, 1998 for the entire period, four stores opened during the fourth quarter of fiscal year 1998 and the sales generated by 18 new stores opened during the current fiscal year. The Company opened 18 stores and closed one store during the period compared to 29 store openings during the same period last year.

Cost of sales for the thirty-nine weeks ended September 25, 1999 as a percentage of net sales increased to 74.7% from 74.3% in the comparable period last year, resulting in a decrease in gross profit margin to 25.3% from 25.7%. The decrease in gross profit margin was principally related to the impact of the Rock Bottom stores acquired in September 1998 as well as the impact of the increase in pharmacy sales as a percentage of total sales. Pharmacy sales have a lower gross profit margin percentage than front end store sales.

Selling, general and administrative expenses were $98.4 million or 16.1% of net sales and $63.7 million or 16.0% of net sales for the thirty-nine weeks ended September 25, 1999 and September 26, 1998, respectively. The percentage increase in 1999 compared to 1998 resulted principally from Rock Bottom related transition costs of approximately $600,000 incurred during the first quarter of 1999.

Amortization of goodwill and other intangibles for the thirty-nine weeks ended September 25, 1999 and September 26, 1998 was $7.6 million and
$4.4 million, respectively. The increase in amortization resulted principally from the amortization of goodwill and identifiable intangible assets related to the September 1998 acquisition of the 28 former Rock Bottom stores and May 1999 acquisition of six Love's stores as well as increases in the amortization of lease acquisition and customer list costs for pharmacy acquisitions during 1998 and 1999.

The increase in depreciation from $4.1 million for the thirty-nine weeks ended September 26, 1998 to $7.6 million for the thirty-nine weeks ended September 25, 1999 resulted principally from new stores opened in 1998 and the first nine months of 1999, capital invested in renovations of existing stores and depreciation expense on the 28 former Rock Bottom stores.

The Company incurred pre-opening costs of $1.3 million during the thirty-nine weeks ended September 25, 1999 related to the opening of 18 stores. Pre-opening costs of $3.0 million were incurred during the thirty-nine weeks ended September 26, 1998 for the opening of 29 stores.

Net interest expense increased 16.1% to $21.7 million during the thirty-nine weeks ended September 25, 1999 from $18.7 million in the comparable period last year. The increase was principally due to the impact of additional term loans of $80 million incurred during the third quarter of 1998 in connection with the Rock Bottom Acquisition and $25 million incurred in March 1999 for the Company's store expansion program.

Income before income taxes for the thirty-nine weeks ended September 25, 1999 increased by $9.2 million to $17.7 million from $8.5 million in the comparable prior year period, primarily as a result of increased sales and gross profit dollars partially offset by increased selling, general and administrative expenses, depreciation, amortization and net interest expense.

Income tax expense for the thirty-nine weeks ended September 25, 1999 amounted to $3.4 million or .5% of net sales versus no provision for income taxes in the comparable prior year period. The Company anticipates it will begin to utilize in 1999 the net tax loss carryforward benefits it has accumulated in past years and, therefore, has provided for income tax expense at its current year anticipated effective tax rate of 19% (See Note 3 to consolidated financial statements).

The Company's income before extraordinary charge increased by $5.9 million to $14.4 million for the thirty-nine weeks ended September 25, 1999 from $8.5 million in the thirty-nine weeks ended September 26, 1998 due to the factors discussed above.

Net loss for the thirty-nine weeks ended September 26, 1998 included a $23.6 million extraordinary charge for costs associated with the early extinguishment of debt as part of the Company's initial public offering and related financing. Net income for the thirty-nine weeks ended September 25, 1999 was $14.4 million compared to a net loss for the thirty-nine weeks ended September 26, 1998 of $15.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $96.4 million and $90.0 million as of September 25, 1999 and December 26, 1998, respectively. The increase is principally due to increases in inventory and receivables partially offset by a reduction in property held for sale. The increase in inventory reflects inventory related to the opening of 18 additional stores less one store closed during the period. The property held for sale was reduced as a result of the disposition of six stores acquired from Rock Bottom Stores, Inc. which the Company elected not to continue to operate and the related inventories as well as the disposition of the Company's former distribution center facility.

The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, extraordinary charge and other non-cash items) for the third quarter of 1999 increased by 44.4% to $23.7 million from $16.4 million for the third quarter of 1998. EBITDA as a percentage of sales was 11.2% for the third quarter of 1999 compared to 11.4% for the third quarter of 1998. The Company's EBITDA for the thirty-nine weeks ended September 25, 1999 increased by 51.9% to $58.0 million from $38.2 million for the thirty-nine weeks ended September 26, 1998. EBITDA as a percentage of sales was 9.5% and 9.6% in each of the thirty-nine week periods respectively.

For the thirty-nine weeks ended September 25, 1999, net cash used in operating activities was $0.2 million, compared to $27.4 million during the thirty-nine weeks ended September 26, 1998. Increases in inventory related to new stores as well as increases in vendor receivables and third party pharmacy receivables contributed to the use of cash in the period.

During the thirty-nine weeks ended September 25, 1999, net cash used in investing activities was $27.7 million compared to $88.0 million during the thirty-nine weeks ended September 26, 1998. This reflects capital expenditures in 1999 related to the conversion of former Rock Bottom stores to the hybrid Duane Reade format, new store openings and remodelings and the acquisition of seven pharmacies, net of proceeds related to the disposition of six former Rock Bottom store locations and the Company's former distribution center facility. The Company sold the leases for the six stores for proceeds of approximately $3.5 million and liquidated the stores' inventories for proceeds of approximately $3.0 million. The Company sold its former distribution center facility for proceeds of approximately $4.2 million.

For the thirty-nine weeks ended September 25, 1999, net cash provided by financing activities was $28.0 million compared to $115.7 million for the thirty-nine weeks ended September 26, 1998. The decrease from last year resulted from the implementation of the Company's Refinancing Plan during the first half of 1998 and additional financings incurred in connection with the Rock Bottom Acquisition in the third quarter of 1998. During the quarter ended March 27, 1999, the Company secured an additional term loan of $25 million. In addition, the Company increased its revolving credit facility from $30 million to $40 million. This will provide the Company with additional flexibility under the existing credit agreement for the Company's working capital requirements.

The Company's capital requirements primarily result from opening and stocking new stores and renovating existing stores. The Company believes that there are significant opportunities to open additional stores, and currently plans to open 30 to 40 stores during fiscal years 1999 and 2000. The Company has expended approximately $28.1 million on capital expenditures during the thirty-nine weeks ended September 25, 1999 and expects to spend approximately $3.0 million during the remainder of 1999. Capital expenditures are made primarily for new and replacement stores and the renovation of existing stores. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations. On September 14, 1999, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange
Commission to register 506,329 shares of common stock which the Company may issue as consideration for acquisitions of independent drug stores that may be made from time to time. This represents an additional source of capital available to the Company.

The Company records significant accounts receivable related to pharmacy sales in connection with third party plans and these receivables are collectible within 30 to 45 days. Prior to September 8, 1998, the Company had a non-recourse factoring arrangement with an independent third party, Pharmacy Fund, Inc. (the "Pharmacy Fund") under which the Company sold it accounts receivable associated with the third party plans. On September 8, 1998, Pharmacy Fund declared bankruptcy and no longer purchases the Company's third party plan receivables. The outstanding amount from Pharmacy Fund was collected by the Company during September 1999. The Company did not suffer any loss from the bankruptcy. The Company plans to collect its own receivables for the foreseeable future.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with borrowing facilities and the ability to increase lines if needed, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with terms of its debt agreements. As of September 25, 1999, the Company had borrowed approximately $25.5 million under the revolving portion of its bank credit facility and had approximately $14.0 million of remaining availability. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company has entered into interest rate protection agreements to minimize the impact from a rise in interest rates.

TAX BENEFITS FROM NET OPERATING LOSSES

At December 26, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $107 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income and thereby reduce or eliminate the Company's federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. The recapitalization of the Company in June 1997 (the "Recapitalization") caused the Company to experience an ownership change. As a result, the Company currently is subject to an annual Section 382 Limitation of approximately $5.1 million on the amount of NOLs generated prior to the Recapitalization that the Company may utilize to offset future taxable income. NOLs generated by the Company since the Recapitalization (approximately $37 million) are not subject to the Section 382 Limitation and may be used to offset future taxable income. There can be no assurance that any NOLs will be able to be used by the Company to offset future taxable income or that such NOLs will not become subject to limitation due to future ownership changes.

YEAR 2000 UPDATE

The Company has implemented a program to ensure that the Company's computer systems and applications (IT Systems) and non-IT Systems will function properly beyond 1999. This program includes inventorying year 2000 items; assigning priorities to the identified items; assessing year 2000 compliance of items determined to be material to the Company; remediating or replacing material items that are not year 2000 compliant; and determining contingency plans that may be required.

The Company has completed implementing year 2000 compliance for its IT Systems and is in the process of completing its non-IT Systems, which includes surveying significant third party vendors. Year 2000 compliance of the Company's IT Systems has been successfully tested. The Company plans to complete year 2000 compliance for its non-IT systems prior to December 31, 1999.

The Company is using both internal and external resources to address year 2000 issues and believes that the cost of such modifications will approximate $600,000, most of which has been expended. Approximately $250,000 of this includes system upgrades that had been previously identified for operational enhancements. Management regularly monitors the status of the year 2000 compliance process.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the Third quarter of 2001 and may adopt it earlier.

MARKET RISK

The financial results of the Company are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under the Existing Credit Agreement was approximately $254.6 million at September 25, 1999, which is somewhat lower than the Company expects its outstanding variable rate debt to be during the next twelve months. The anticipated outstanding balances however, are not expected to be materially greater than at September 25, 1999. Based on September 25, 1999 outstanding balances, a 0.50% change in interest rates would affect annual results of operations by approximately $1.3 million on a pre-tax basis. The Company also has $80 million of Senior Notes outstanding at September 25, 1999. These notes, which bear interest at a fixed rate of 9 1/4%, are not subject to risk from interest rate fluctuations.

The principal objective of the Company's investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the nine months ended September 26, 1998, there were no derivative positions. During the nine-months ended September 25, 1999, in connection with the Existing Credit Agreement requirements, the Company has an interest rate protection agreement in place. The interest rate protection agreement caps the LIBOR interest rate at 6.5% on $65 million of variable rate debt and expires in November 2000. At September 25, 1999, the 30-day LIBOR rate was 5.31%.

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

                  In addition, the Company is currently party to legal proceedings arising out of disputes over the purchase price with respect to the Rock Bottom Acquisition. The disputed amounts claimed against the Company are not material to the Company, and the Company believes that the ultimate outcome of these actions will not have a material adverse effect on the Company.

                  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Not applicable.

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.
 .
                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                  ITEM 5.  OTHER INFORMATION

                  Not applicable.

                  ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                          ON FORM 8-K

                  (a) The following documents are filed as a part of this report:

                           (i)      Financial Statements

                           (ii)     Exhibits:

  3.1(i)                     Amended  and  Restated  Certificate  of  Incorporation  of the  Company  (incorporated  by reference to Exhibit  3.1(i) to the Company's  Registration  Statement No.  333-41239 (the
                             "Common Stock S-1")).
  3.1(ii)                    Form of Amended and Restated Bylaws of the Company  (incorporated  by reference to Exhibit
                             3.1(i) to the Common Stock S-1).
  3.2(i)                     Certificate of  Incorporation  of DRI I Inc.  (incorporated by reference to Exhibit 3.2(i)
                             to the S-1  Registration  Statement  No.  333-43313  with respect to the  Company's 9 1/4%
                             Senior Subordinated Notes due 2008 (the "Notes S-1")).
  3.2(ii)                    By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1)
  3.3                        Third  Amended  and  Restated  Partnership  Agreement  of  Duane  Reade  (incorporated  by reference to Exhibit 3.3 of the Notes S-1)


 3.4(i)*                     Certificate of Incorporation of Duane Reade International, Inc.
 3.4(ii)*                    Bylaws of Duane Reade International, Inc.
 3.5(i)*                     Certificate of Incorporation of Duane Reade Realty, Inc.
 3.5(ii)*                    Bylaws of Duane Reade Realty, Inc.
 4.1                         Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
10.1                         Duane Reade Inc.  1997 Equity  Participation  Plan  (incorporated  by reference to Exhibit
                             10.1 to the Company's Form S-1 registration Statement (File No. 333-41239), the "Common Stock
                             S-1").
10.2                         Duane Reade Inc.  Holding Corp.  1992 Stock Incentive Plan  (incorporated  by reference to
                             Exhibit 10.2 to the Common Stock S-1).
10.3                         Employment  Agreement,  dated as of October 27,  1997,  between the Company and Anthony J.
                             Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4                         Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary
                             Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5                         Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray
                             (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6                         Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko
                             (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7                         Employment  Letter  Agreement,  dated as of  February  12,  1997,  between the Company and
                             William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).
10.8                         Agreement,  dated as of  November  22,  1996  between  Duane  Reade  and  Drug,  Chemical,
                             Cosmetic,  Plastics and Affiliated  Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.9                         Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council
                             (incorporated by reference to Exhibit 10.9 to the Common Stock S-1).
10.10                        Agreement, dated February 4, 1997, as amended between Duane Reade and The Pharmacy Fund, Inc.
                             (incorporated by reference to Exhibit 10.10 to the Common Stock S-1).
10.11                        Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company,
                             DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ
                             Third ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997
                             Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co. , Putnam High
                             Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL
                             Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates,
                             BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler
                             Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).
10.12                        Third Amended and Restated Credit Agreement, dated as of March 17, 1999, among Duane Reade, as the
                             Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions
                             set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the
                             Lenders, Fleet National Bank, as the Administrative Agent for the Lenders and Credit Lyonnais New
                             York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999).
10.13                        Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among
                             Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (Incorporated by
                             reference to Exhibit 10.15 of the Company's Current Report on Form 8-K dated September 24, 1998).

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

                  (b)      Reports on Form 8-K:   None.

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


Dated:   November 8, 1999
                                              DUANE READE INC.
                                              (Registrant)

                                              By: /s/ John  Henry
                                                 ------------------------
                                              Name:  John Henry
                                              Title:  Senior Vice President and
                                                      Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 8, 1999:

         SIGNATURES                                  TITLES
         ----------                                  ------
    /s/ Anthony  J. Cuti                             President and Chief Executive Officer and Director
    --------------------                             (Principal Executive Officer)
    Anthony J. Cuti

    /s/ John Henry                                   Senior Vice President, Chief Financial Officer
    --------------------                             (Principal Accounting and Financial Officer)
    John Henry

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 8, 1999
                                              DRI I INC.

                                              By:  /s/ John Henry
                                              -------------------------------
                                              Name:    John Henry
                                              Title:   Senior Vice President and
                                                       Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 8, 1999 by:

         SIGNATURES                                  TITLES
         ----------                                  ------

/s/ Anthony  J. Cuti                                 President and Chief Executive Officer and Director
--------------------                                 (Principal Executive Officer)
    Anthony J. Cuti


/s/ John Henry                                       Senior Vice President, Chief Financial Officer
--------------------                                 (Principal Accounting and Financial Officer)
    John Henry

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 8, 1999
                                                              DUANE READE INC.,

By:      DRI I Inc. a general partner                         By:      Duane Reade Inc., a general partner


By: /s/ John Henry                                            By: /s/ John Henry
    -----------------------------                             --------------------------------------
Name:    John Henry                                           Name:    John Henry
Title:   Senior Vice President and Chief Financial Officer    Title:   Senior Vice President and Chief Financial
                                                                       Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 8, 1999 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

                  SIGNATURES                                           TITLES
                  ----------                                           ------
/s/ Anthony J. Cuti                                  President and Chief Executive Officer and Director
-------------------                                  (Principal Executive Officer)
    Anthony J. Cuti


/s/ John Henry                                       Senior Vice President, Chief Financial Officer
-------------------                                  (Principal Accounting and Financial Officer)
    John Henry

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 8, 1999
                                              DUANE READE INTERNATIONAL, INC.

                                              By:  /s/ John Henry
                                              -------------------------------
                                              Name:    John Henry
                                              Title:   Senior Vice President and
                                                       Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 8, 1999 by:

         SIGNATURES                                  TITLES
         ----------                                  ------

/s/ Anthony  J. Cuti                                 President and Chief Executive Officer and Director
--------------------                                 (Principal Executive Officer)
    Anthony J. Cuti


/s/ John Henry                                       Senior Vice President, Chief Financial Officer
--------------------                                 (Principal Accounting and Financial Officer)
    John Henry

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 8, 1999
                                              DUANE READE REALTY, INC.

                                              By:  /s/ John Henry
                                              -------------------------------
                                              Name:    John Henry
                                              Title:   Senior Vice President and
                                                       Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 8, 1999 by:

         SIGNATURES                                  TITLES
         ----------                                  ------

/s/ Anthony  J. Cuti                                 President and Chief Executive Officer and Director
--------------------                                 (Principal Executive Officer)
    Anthony J. Cuti


/s/ John Henry                                       Senior Vice President, Chief Financial Officer
--------------------                                 (Principal Accounting and Financial Officer)
    John Henry