Form 10-K
period 1999-12-25
DUANE READE INC; DUANE READE; DRI I INC; DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC
filed 2000-03-24
CIK 895364, 895366, 1052796, 1095722, 1095723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                    OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999. COMMISSION FILE NUMBER 333-41239
                                DUANE READE INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-3164702
       (State or other jurisdiction of             (IRS Employer Identification Number)
       incorporation or organization)

DRI I Inc.*                            Delaware        04-3166107
Duane Reade*                           New York        11-2731721
Duane Reade Realty, Inc.*              Delaware        13-4074383
Duane Reade International, Inc.*       Delaware        22-3672347

    * Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

              440 NINTH AVENUE                                     10001
             NEW YORK, NEW YORK                                 (Zip Code)
  (Address of principal executive offices)

                                 (212) 273-5700
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
   Common Stock, $.01 par value per share              New York Stock Exchange, Inc.
  9 1/4% Senior Subordinated Notes due 2008                        None.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The only class of voting securities of Duane Reade Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On March 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $198 million.

    The number of shares of the Common Stock outstanding as of March 10, 2000:
17,426,875

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                   PART OF FORM 10-K
---------------------------------------------  ---------------------------------------------
   Portions of the Proxy Statement for the                       Part III
Annual Meeting of Stockholders to be held May
                   1, 2000

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I
ITEM 1     Business....................................................      3
ITEM 2.    Properties..................................................      9
ITEM 3.    Legal Proceedings...........................................      9
ITEM 4.    Submission of Matters to a Vote of Security Holders.........      9
PART II
ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     10
ITEM 6.    Selected Financial Data.....................................     11
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     13
ITEM 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     19
ITEM 8.    Financial Statements and Supplementary Data.................     20
ITEM 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................     44
PART III
ITEM 10.   Directors and Executive Officers of the Registrant..........     44
ITEM 11.   Executive Compensation......................................     44
ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     44
ITEM 13.   Certain Relationships and Related Transactions..............     44
PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................     45
SIGNATURES.............................................................     48

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Duane Reade is the largest drugstore chain in metropolitan New York, based on sales volume, with 88 of its 149 stores located in Manhattan's high-traffic business and residential districts. Since opening its first store in 1960, the Company has successfully executed a marketing and operating strategy tailored to the unique characteristics of New York, the largest and most densely populated market in the United States. For the fiscal year ended December 25, 1999, the Company had sales of $839.8 million and EBITDA (earnings before interest, income taxes, depreciation, amortization, extraordinary charge, nonrecurring charges and other non-cash items) of $85.8 million, increases of 43.0% and 38.3%, respectively, over the 1998 fiscal year. For the fiscal year ended December 25, 1999, the Company had net income of $40.7 million, which reflected a $10.5 million income tax benefit. For the fiscal year ended December 26, 1998, the Company had a net loss of $4.8 million after an extraordinary charge of $23.6 million related to the early extinguishment of debt.

    The Company enjoys strong brand name recognition in metropolitan New York, which it believes results from the Company's many locations in high-traffic areas of Manhattan. The Company has developed an operating strategy designed to capitalize on the unique characteristics of the metropolitan New York market, which include high-traffic volume, complex distribution logistics and high costs of occupancy, media advertising and personnel. The key elements of the Company's operating strategy are (i) an everyday low price format and broad product offerings, (ii) a low cost operating structure supported by its high volume stores and low advertising and distribution costs and (iii) the ability to design and operate its stores in a wide variety of sizes and layouts.

    The Company believes that its everyday low price format and broad product offerings provide value and convenience for its customers and build customer loyalty. The Company's everyday low price format results in prices that the Company believes are lower, on average, than the prices offered by its competitors.

    The Company is able to keep its operating costs relatively low due to its high per store sales volume, relatively low warehouse and distribution costs and relatively low advertising expenditures. The Company's high volume stores allow it to effectively leverage occupancy costs, payroll and other store operating expenses. The Company's 450,000 square foot distribution facility is centrally located in Maspeth, Queens and, combined with the rapid turnover of inventory in Duane Reade's stores, results in relatively low warehouse and distribution costs.

    The Company has demonstrated its ability to successfully operate stores using a wide variety of store configurations and sizes, which the Company believes, is necessary to succeed in the metro New York City market. For example, the size of the Company's stores ranges from 1,600 to 14,700 square feet, and it operates 35 bi-level stores. The Company believes that its flexibility in configuring stores provides it with a competitive advantage in securing locations for its new stores, as many of its competitors target more standardized spaces for their stores, which are more difficult to find in metropolitan New York. In addition, the Company's management team has extensive experience and knowledge of the New York real estate market, allowing it to pursue attractive real estate opportunities.

    The Company was founded in 1960, and in June 1997, investment funds affiliated with DLJ Merchant Banking Partners II, L.P. (the "DLJ Entities") acquired approximately 91.5% of the outstanding capital stock of the Company. On February 10, 1998, the Company successfully completed its initial public offering, which raised approximately $102 million in new equity to the Company. Upon consummation of the initial public offering (in which the DLJ Entities and certain other selling security holders participated), the DLJ Entities owned approximately 48.9% of the Company's issued and outstanding common stock.

    The Company operates 149 stores, 21 of which were opened during 1999. During 1998, the Company opened 33 stores. Additionally, in September 1998, the Company purchased substantially all of the operating assets (including inventory and store leases) from Rock Bottom, Inc. The Company completed the integration of 29 Rock Bottom stores into the Duane Reade chain during 1999.

COMPANY OPERATIONS

    MERCHANDISING: Duane Reade's overall merchandising strategy is to provide the broadest selection of branded and private label drugstore products available in Manhattan and to sell them at everyday low prices. To further enhance customer service and loyalty, the Company attempts to maintain a consistent in-stock position in all merchandise categories. In addition to prescription and over-the-counter ("OTC") drugs, the Company offers brand name and private label health and beauty care products, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing, photo supplies, seasonal merchandise and other products. Health and beauty care products, including OTC drugs, represent the largest of the Company's product categories. Popular brands of health and beauty care products are given ample shelf space, and large sizes are offered, which the Company believes appeals to the value consciousness of many Manhattan consumers. Convenience items such as candy, snacks and seasonal goods are positioned near the check out registers to provide optimum convenience and stimulate impulse purchases for the customers while allowing the store employees to monitor those product categories that are particularly susceptible to inventory shrink.

    In addition to the wide array of brand products offered in its stores, the Company offers its own private label products. Private label products provide customers with high-quality, lower priced alternatives to name brand products while generating higher gross profit margins than name brand products. These offerings also enhance Duane Reade's reputation as a value-oriented store. The Company currently offers approximately 475 private label products. In 1999, these private label products accounted for approximately 5.2% of non-pharmacy sales. The Company believes that its strong brand image, reputation for quality and reliability in the New York City market, and its economies of scale in purchasing allow it to aggressively promote private label goods.

    The Company also offers same-day photofinishing services in all of its stores and has installed one-hour photofinishing in 20 stores. Management believes that photofinishing services contribute significantly to sales of other merchandise categories because of customer traffic increases that result from the customer visiting a store twice, in order to drop off film and pick up the processed photos.

    PHARMACY: The Company believes that its pharmacy business will continue to contribute significantly to the Company's growth. Management also believes that a larger and stronger pharmacy business will enhance customer loyalty and generate incremental customer traffic, which is expected to increase sales of Duane Reade's wide variety of OTC drugs and other non-pharmacy merchandise. Duane Reade's prescription drug sales (as reflected by same store pharmacy sales) grew by 21.0% in 1999 compared to 1998. Sales of prescription drugs represented 31.9% of total sales in 1999 compared to 28.3% of total sales in 1998. The average number of prescriptions filled by Duane Reade per store per week increased to 984 in 1999, which remains well below the industry chain store average of approximately 1,150, providing significant opportunity for continued pharmacy growth. The Company believes that the average number of prescriptions filled per week by it lags behind the industry average because of (i) the historically low penetration of Third Party Plans (as defined below) in the New York City area and (ii) the Company's concentration of stores in business areas, rather than residential areas. The Company believes continued pharmacy growth will also increase overall customer traffic and benefit its non-pharmacy sales.

    The Company believes that its extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality health care products and services provide it with a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payors (collectively, "Third Party

Plans"). The percentage of the Company's total prescription drug sales attributable to Third Party Plans increased to approximately 81% in 1999 from approximately 78% in 1998. Although gross margins on sales to Third Party Plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of Third Party Plans, management believes that the lower gross profit margins are offset by the higher volume of pharmacy sales to Third Party Plan customers allowing the Company to leverage other fixed store operating expenses. In addition, the Company believes that Third Party Plans generate additional general merchandise sales by increasing customer traffic in the stores. As of December 25, 1999, the Company had contracts with over 200 Third Party Plans, including every major Third Party Plan in the Company's market areas.

    Another important component of the Company's pharmacy growth strategy is the continued acquisition of prescription files from independent pharmacies in market areas currently served by existing Company stores. In 1999, the Company purchased the prescription files of 13 independent pharmacies for an aggregate total of $4.3 million which generated approximately $33.5 million in revenues on an annualized basis. Independent pharmacists tend to have a higher proportion of customers that are not Third Party Plans, which provide the Company with incremental revenue and higher margin contribution. When appropriate, the Company will retain the services of the pharmacist, whose personal relationship with the customers generally maximizes the retention rate of the purchased file. Since 1995, the Company has experienced an estimated 80% customer retention rate with respect to prescription files acquired. Given the large number of independent pharmacies in metropolitan New York, the Company believes that these stores will provide additional acquisition opportunities in the future.

    The Company's pharmacies employ computer systems that link all of the Company's pharmacies and enable them to provide customers with a broad range of services. The Company's pharmacy computer network profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer network also expedites transactions with Third Party Plans by electronically transmitting prescription information directly to the Third Party Plan and providing on-line adjudication, which confirms at the time of sale customer eligibility, prescription coverage and pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication reduces losses from rejected claims and eliminates a portion of the Company's paperwork for billing and collection of receivables and related costs.

    During 1999, the Company launched a new service initiative aimed at improving customer service at its higher volume pharmacies. This service utilizes a centrally located pharmacy that receives orders via internet, phone or fax from customers and physicians, determines which prescriptions can be most efficiently filled centrally and forwards the balance to the respective stores. The selected prescriptions are filled, then delivered to the store in advance of the scheduled pickup. Waiting time is reduced during peak periods. Meanwhile, in-store pharmacy staff members have more time to service customers and fill prescriptions that are needed on a more immediate basis. This centrally located pharmacy contributes to improved inventory management, since large backup supplies of expensive medications can be maintained in a single location rather than each individual store. This concentration of inventory in one central location also results in higher fill rates on less frequently used medications. The Company expects to have 50 stores serviced by this facility by the end of 2000.

    INTERNET: In 1999, the Company launched an interactive website, duanereade.com, which customers may use to fill prescriptions and over-the-counter medications as well as health and beauty care products and other non pharmacy items. The company was one of the first major drug store chains to offer full service Internet retailing to its customers. The Company's strategy has been to develop the website as an additional vehicle to deliver superior customer service, further supporting its strength as a "brick-and-mortar" retailer. While sales generated on the website to date have been immaterial to the Company's business overall, duanereade.com has positioned the Company to exploit internet business as it may develop in the future.

    STORE OPERATIONS: Duane Reade stores range in size from 1,600 to 14,700 square feet, with an average of 7,438 square feet per store. The Company's stores are designed to facilitate customer movement and to minimize inventory shrink. The Company believes that its wide, straight aisles and well-stocked shelves allow customers to find merchandise easily and allow the store's employees (managers, security guards, cashiers and stock clerks) to effectively monitor customer behavior. The Company attempts to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

    The Company establishes each store's hours of operation in an attempt to best serve customer traffic patterns and purchase habits and to optimize store labor productivity. Stores in Manhattan's business districts are generally open five days a week. In residential and appropriate business/shopping districts, stores are open six or seven days a week with a heavy emphasis on convenient, early morning and late evening openings. In 1999, the Company had 22 stores which were open 24 hours a day, 365 days a year. The Company intends to continue to identify stores in which extended operating hours would improve customer service and convenience and contribute to the Company's profitability. Many of the Company's stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or at the store. Each store is supervised by one store manager and one or more assistant store managers. Stores are supplied by deliveries from the Company's warehouse in Queens on an average of three times a week, allowing the stores to maintain a high in-stock position, maximize store selling space and minimize inventory required to be held on hand.

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

    PURCHASING AND DISTRIBUTION: The Company purchases approximately 96% of its non-pharmacy merchandise directly from manufacturers. The Company distributes approximately 87% of its non-pharmacy merchandise through the Company's warehouse and receives direct-to-store deliveries for approximately 13% of its non-pharmacy purchases. Direct-to-store deliveries are made for greeting cards, photofinishing, convenience foods and beverages. The Company purchases from over 1,000 vendors. The Company believes that there are ample sources of supply for the merchandise currently sold in its stores.

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

    Prescription medications are generally purchased under a long-term supply agreement. Inventory is shipped directly to stores on a consignment basis.

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

    ADVERTISING AND PROMOTION: The Company regularly promotes key items at reduced retail prices during four-week promotional periods. Store windows and in-store signs are utilized to communicate savings and value to shoppers. Additionally, over 65 million bags with the highly recognizable Duane Reade logo are used by its customers each year, helping to promote the Company's name throughout metropolitan New York. The Company also utilizes full color circulars to announce new stores and heavily circulates them in local areas to attract customers. Typically, a new store sells one to two times its regular volume during a grand opening promotion, which generally lasts two to three weeks. The Company generally does not rely heavily on the use of print or broadcast media to promote its stores. Rather, because of its many high-traffic locations, the Company typically relies on in-window displays as its primary method of advertising. The Company uses radio advertising that focuses on the Company's pharmacy business, highlighting services enhanced by the modern pharmacy computer system, pharmacist accessibility and enhanced convenience. In the fall of 1999, the Company introduced a "Dollar Rewards" card for frequent shoppers. This card entitles the holder to additional discounts and price reductions. The program has resulted in the issuance of over 750,000 cards through the end of February 2000.

    MANAGEMENT INFORMATION SYSTEMS: The Company currently has modern pharmacy and inventory management information systems. The pharmacy system (PDX) has reduced the processing time for electronic reimbursement approval for prescriptions from Third Party Plan providers from 50 seconds to 7 seconds, and the inventory management systems have allowed the Company to increase turns of non-forward buy inventory in the warehouse. The Company utilizes point of sale
(POS) systems in its stores. These systems allow the Company to better control pricing, inventory and shrink, while maximizing the benefits derived from the other parts of its systems installation program. POS also provides sales analysis that enables the Company to improve labor scheduling, and helps optimize planogram design by allowing detailed analysis of stock-keeping unit sales.

    During the fourth quarter of 1999, the Company implemented a computer assisted merchandise replenishment system for store orders sourced through its distribution center. This system utilizes item specific sales history within each store to produce "suggested" orders for each store which can be accepted or modified by the stores before being released to the distribution center. The system is fully automated and improves in-stock conditions at reduced inventory levels. The system was installed in 40 stores at December 25, 1999 and is scheduled to be fully operational in the complete chain during 2000.

    COMPETITION: The Company's stores compete on the basis of, among other things, convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. The diverse labor pool, local customer needs and complex real estate market in New York City all favor regional chains and independents that are familiar with the market. Duane Reade's store format is tailored to meet all of these requirements and has proven successful in both the business and residential neighborhoods of Manhattan as well as the outer boroughs.

    Because of the difficulties of operating in densely populated areas, the New York City drugstore market remains somewhat under-penetrated by national chains as compared to the rest of the country. Nationwide, approximately 75% of the drugstore market is controlled by chains, while in New York City that number is less than 65%. There can be no assurance that such underpenetration will continue.

    Duane Reade believes that it has significant competitive advantages over independent drugstores in New York City, including purchasing economies of scale, a centrally located warehouse that minimizes store inventory and maximizes selling space, a full line of in stock, brand name merchandise and a convenient store format. Major chain competitors in the New York City market include CVS, Rite Aide, Walgreens and Genovese/Eckerd.

    GOVERNMENT REGULATION: Duane Reade's stores and its distribution facility are registered with the federal U.S. Drug Enforcement Agency and are subject to various state and local licensing requirements.

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

    EMPLOYEES: As of December 25, 1999, Duane Reade had approximately 5,000 employees, 90% of whom were full-time. Approximately 3,500 of the Company's 5,000 employees are represented by unions. Non-union employees include employees at corporate headquarters, employees at Duane Reade's personnel office, store management and most part-time employees. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815. The Company's three year contract with this union expires on August 31, 2002. Store employees are represented by the Allied Trade Council and as a result of the Rock Bottom Acquisition, certain stores are represented by the National Health and Human Services Employees Union AFL-CIO, Local 1199 ("Local 1199") and Local 340A New York Joint Board. The Company's contract with the Allied Trade Council expires August 31, 2001. The contract with Local 340A New York Joint Board expires September 21, 2002. The Company is in the process of negotiating an initial contract with Local 1199. Duane Reade believes that its relations with its employees are good.

    TRADEMARKS: The name "Duane Reade" and the "DR" logo are registered trademarks. The Company believes that it has developed strong brand awareness within the New York City area. As a result, the Company regards the Duane Reade logo as a valuable asset.

    In addition, in connection with the Rock Bottom acquisition, Duane Reade acquired the "Rock Bottom" name, the "Rock Bottom" logo and "RXCELLENT SERVICE and Design," each of which are registered trademarks.

    THE FOREGOING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. A NUMBER OF FACTORS COULD CAUSE ACTUAL RESULTS, PERFORMANCE, ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE DRUGSTORE INDUSTRY IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREA; INFLATION; CHANGES IN COSTS OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN PREVAILING INTEREST RATES AND THE AVAILABILITY OF AND TERMS OF FINANCING TO FUND THE ANTICIPATED GROWTH OF THE COMPANY'S BUSINESS; LIABILITY AND OTHER CLAIMS ASSERTED AGAINST THE COMPANY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; THE SIGNIFICANT INDEBTEDNESS OF THE COMPANY; LABOR DISTURBANCES; CHANGES IN THE COMPANY'S ACQUISITION AND CAPITAL EXPENDITURE PLANS; AND OTHER FACTORS REFERENCED HEREIN. IN ADDITION, SUCH FORWARD-LOOKING STATEMENTS ARE NECESSARILY DEPENDENT UPON ASSUMPTIONS, ESTIMATES AND DATES THAT MAY BE INCORRECT OR IMPRECISE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS INCLUDED HEREIN DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND MAY NOT BE REALIZED. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "PRO FORMA," "ANTICIPATES," "INTENDS" OR THE NEGATIVE OF ANY THEREOF, OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY OR INTENTIONS. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATIONS TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD- LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

ITEM 2. PROPERTIES.

    As of December 25, 1999, the Company was operating stores in the following locations:

                                                              NO. OF STORES
                                                              -------------
Manhattan, NY...............................................        88
Brooklyn, NY................................................        17
Queens, NY..................................................        16
Nassau County, NY...........................................         8
Bronx, NY...................................................         7
Westchester County, NY......................................         5
Suffolk County, NY..........................................         3
Staten Island, NY...........................................         3
New Jersey..................................................         2
                                                                   ---
Total:......................................................       149
                                                                   ---

    Store leases are generally for 15 year terms. The average year of expiration for stores operating as of December 25, 1999 is 2009. Lease rates are generally subject only to increases based on inflation, real estate tax increases or maintenance cost increases. The following table sets forth the lease expiration dates of the Company's leased stores over each of the next five years and thereafter. Of the 31 stores with leases expiring in the next five years, eleven have renewal options.

YEAR                                                          NO. OF STORES
----                                                          -------------
2000........................................................         6
2001........................................................         1
2002........................................................        13
2003........................................................         6
2004........................................................         5
Thereafter..................................................       118

    The Company leases space for its corporate headquarters, which is located in Manhattan, New York.

    The Company leases a 450,000 square foot warehouse in Maspeth, Queens, New York under a lease that expires in 2017.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a party to certain legal actions arising in the ordinary course of business. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company.

    In addition, the Company is currently party to arbitration proceedings arising out of disputes over the purchase price with respect to the Rock Bottom acquisition. The Company believes that the ultimate outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of fiscal 1999, the Company did not submit any matters to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                       MARKET PRICE RANGE OF COMMON STOCK

                                                                  YEAR ENDED
                                                               DECEMBER 25, 1999
                                                              -------------------
QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 27, 1999..............................................   $38.50     $25.63
June 26, 1999...............................................    32.56      24.00
September 25, 1999..........................................    34.00      27.38
December 25, 1999...........................................    30.75      20.25

                                                                  YEAR ENDED
                                                               DECEMBER 26, 1998
                                                              -------------------
QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 28, 1998..............................................   $26.13     $20.50
June 27, 1998...............................................    31.00      21.31
September 26, 1998..........................................    44.75      27.13
December 26, 1998...........................................    45.00      31.75

    Duane Reade's common stock is listed on the New York Stock Exchange under the symbol: "DRD." At March 10, 2000 there were 80 registered shareholders of the Common Stock compared with 76 registered shareholders at March 19, 1998. Since a portion of the Company's Common Stock is held in "street" name or nominee name, the Company is unable to determine the exact number of beneficial holders. The Company's common stock was not publicly traded in 1997, and the Company paid no dividends in 1999, 1998 or 1997. The Company does not currently anticipate paying cash dividends in the forseeable future.

ITEM 6 SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, PERCENTAGES AND STORE DATA

FISCAL YEAR                                   1999       1998       1997       1996       1995
-----------                                 --------   --------   --------   --------   --------
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital...........................  $120,036   $ 90,000   $ 37,494   $  9,917   $ 13,699
Total assets..............................   512,107    428,140    249,521    222,476    235,860
Total debt and capital lease
  obligations.............................   341,042    310,969    278,085    245,657    244,104
Stockholders' equity (deficiency).........    66,516     22,789    (74,109)   (59,396)   (41,196)
STATEMENT OF OPERATIONS DATA
Net sales.................................  $839,771   $587,432   $429,816   $381,466   $336,922
Cost of sales.............................   621,510    431,025    322,340    288,505    259,827
                                            --------   --------   --------   --------   --------
Gross profit..............................   218,261    156,407    107,476     92,961     77,095
Selling, general & administrative
  expenses................................   135,786     94,577     65,414     59,048     50,326
Amortization of intangibles...............    10,530      7,121      5,303     16,217     11,579
Depreciation..............................    10,885      7,037      3,507      3,015      1,929
Store pre-opening expenses................     1,492      3,273        767        139      1,095
Nonrecurring charges(1)...................        --         --     12,726         --         --
                                            --------   --------   --------   --------   --------
Operating income..........................    59,568     44,399     19,759     14,542     12,166
Interest expense, net.....................    29,348     25,612     34,473     32,396     30,224
                                            --------   --------   --------   --------   --------
Income (loss) before taxes................    30,220     18,787    (14,714)   (17,854)   (18,058)
Income tax benefit........................    10,471         --         --         --         --
                                            --------   --------   --------   --------   --------
Income (loss) before extraordinary
  charge..................................    40,691     18,787    (14,714)   (17,854)   (18,058)
Extraordinary charge(2)...................        --    (23,600)        --         --         --
                                            --------   --------   --------   --------   --------
Net income (loss).........................  $ 40,691   $ (4,813)  $(14,714)  $(17,854)  $(18,058)
                                            --------   --------   --------   --------   --------
Per common share-basic:
  Income (loss) before extraordinary
    charge................................  $   2.38   $   1.16   $  (1.45)  $  (1.77)  $  (1.77)
  Extraordinary charge....................        --      (1.46)        --         --         --
                                            --------   --------   --------   --------   --------
  Net income (loss).......................  $   2.38   $  (0.30)  $  (1.45)  $  (1.77)  $  (1.77)
                                            --------   --------   --------   --------   --------
Weighted average common shares
  outstanding.............................    17,119     16,198     10,161     10,103     10,178
                                            --------   --------   --------   --------   --------
Per common share-diluted:
  Income (loss) before extraordinary
    charge................................  $   2.26   $   1.07   $  (1.45)  $  (1.77)  $  (1.77)
  Extraordinary charge....................        --      (1.34)        --         --         --
                                            --------   --------   --------   --------   --------
  Net income (loss).......................  $   2.26   $  (0.27)  $  (1.45)  $  (1.77)  $  (1.77)
                                            --------   --------   --------   --------   --------
Weighted average common shares
  outstanding.............................    17,971     17,508     10,161     10,103     10,178
                                            ========   ========   ========   ========   ========
OPERATING AND OTHER DATA
EBITDA(3).................................  $ 85,762   $ 62,016   $ 43,056   $ 35,300   $ 27,443
EBITDA as a percentage of sales...........     10.2%      10.6%      10.0%       9.3%       8.2%
Number of stores at end of period.........       149        128         67         60         59
Same store sales growth(4)................      8.9%       6.5%       7.6%       8.3%       (3.5)%
Pharmacy same store sales growth..........     21.0%      21.5%      24.6%      25.5%       7.0%
Average store size (square feet) at end of
  period..................................     7,438      7,742      6,910      6,733      6,712
Sales per square foot(5)..................  $    968   $  1,040   $  1,010   $    956   $    898
Pharmacy sales as a % of net sales........     31.9%      28.3%      25.1%      21.8%      19.0%
Third-Party Plan sales as a % of pharmacy
  sales...................................     81.2%      77.9%      74.2%      64.4%      58.2%
Capital expenditures......................  $ 37,181   $ 33,266   $  9,360   $  3,539   $  6,868

(1)  Refer to Note 17 of Consolidated Financial Statements.

(2)  Refer to Note 16 of the Consolidated Financial Statements.

(3) As used herein, "EBITDA" means earnings before interest, income taxes, depreciation, amortization, extraordinary charge, nonrecurring charges and other non-cash items (primarily deferred rents). Management believes that EBITDA, as presented, represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company without the impact of certain non-cash charges. Targets and positive trends in EBITDA are used as the performance measure for determining management's bonus compensation; EBITDA is also utilized by the Company's creditors in assessing debt covenant compliance. The Company understands that, while EBITDA is frequently used by security analysts in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow from operating activities as a measure of liquidity, nor an alternative to net income as an indicator of the Company's operating performance nor any other measure of performance in conformity with GAAP.

    A reconciliation of net income (loss) to EBITDA for each period included above is set forth below (dollars in thousands):

FISCAL YEAR                                     1999       1998       1997       1996       1995
-----------                                   --------   --------   --------   --------   --------
Net income (loss)...........................  $ 40,691   $(4,813)   $(14,714)  $(17,854)  $(18,058)
Income tax benefit..........................   (10,471)       --          --         --         --
Interest expense, net.......................    29,348    25,612      34,473     32,396     30,224
Amortization................................    10,530     7,121       5,303     16,217     11,579
Depreciation................................    10,885     7,037       3,507      3,015      1,929
Extraordinary charge........................        --    23,600          --         --         --
Nonrecurring charges........................        --        --      12,726         --         --
Other non-cash items........................     4,779     3,459       1,761      1,526      1,769
                                              --------   -------    --------   --------   --------
EBITDA......................................  $ 85,762   $62,016    $ 43,056   $ 35,300   $ 27,443
                                              ========   =======    ========   ========   ========

(4) Same store sales figures include stores that have been in operation for at least 13 months.

(5) Sales per square foot exclude 29 Rockbotom stores acquired in September of 1998 which were converted to the Duane Reade format in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should be read in connection with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

GENERAL

    The Company generates revenues primarily through sales of OTC drugs and prescription pharmaceutical products, health and beauty care products, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing, photo supplies and seasonal merchandise. Health and beauty care products, including OTC drugs, represent the largest of the Company's product categories. The Company's primary costs and expenses consist of (i) inventory costs, (ii) labor expenses and (iii) occupancy costs.

    The Company had sales per square foot of $968 and $1,040 in fiscal 1999 and fiscal 1998, respectively. The Company believes that sales per square foot is a useful measure of comparing the Company's performance to that of its competitors because it is a measure of a store's sales productivity. The Company currently expects that its sales per square foot may decline as it continues with its plan to increase new store openings during fiscal 2000. The opening of such additional stores may result in a decline in sales per square foot principally because (i) the average square footage for new stores will often be greater than that of the existing store base and (ii) new stores generally take some time to reach a mature level of sales. The Company believes that its competitors in the industry experience increases and decreases in sales per square foot for similar reasons. Over the next two years, the Company plans to open approximately 30 to 40 stores, primarily in New York City.

    The Company includes stores that have been in operation for at least 13 months for purposes of calculating comparable store sales figures.

    In June 1997, the DLJ Entities and certain of its affiliates acquired approximately 91.5% of the outstanding capital stock of the Company from Bain Capital and certain other selling securityholders (the "Recapitalization"). Upon consummation of such purchase, the Company reclassified all of its outstanding capital stock (then consisting of four classes) into one class of common stock, $0.01 par value per share. In February 1998, the Company successfully completed an initial public offering (the "Offering") of its common stock.

    The Company's primary assets are its ownership of 99% of the outstanding partnership interest of Duane Reade, a New York general partnership ("Duane Reade") and ownership of all of the outstanding common stock of DRI I Inc. ("DRI"). DRI owns the remaining 1% partnership interest in Duane Reade. Substantially all of the operations of the Company are conducted through Duane Reade. In August 1999, the Company established two new subsidiaries, Duane Reade International ("International") and Duane Reade Realty ("Realty"). Duane Reade distributed to the Company and DRI all rights, title, and interest in all its trademarks, trade names and all other intellectual properties ("IP"). In turn the Company and DRI made a capital contribution of the IP to International. This change was to create a controlled system to manage and exploit the IP and various leases separate and apart from the retail operations. In addition, Duane Reade distributed some of its store leases to the Company and DRI, which in turn made a capital contribution of these leases to Realty. In addition, Realty is the lessee under certain store leases entered into after its creation. Realty subleases to Duane Reade the properties subject to those leases.

RESULTS OF OPERATIONS

    The following sets forth the results of operations as a percentage of sales for the periods indicated.

                                                         1999          1998          1997
                                                       --------      --------      --------
Net Sales............................................   100.0%        100.0%        100.0%
Cost of Sales........................................    74.0          73.4          75.0
                                                        -----         -----         -----
Gross profit.........................................    26.0          26.6          25.0
Selling, general and administrative expenses.........    16.1          16.1          15.2
Amortization.........................................     1.3           1.2           1.2
Depreciation.........................................     1.3           1.2           0.8
Store pre-opening expenses...........................     0.2           0.5           0.2
Nonrecurring charges.................................      --            --           3.0
                                                        -----         -----         -----
Operating income.....................................     7.1           7.6           4.6
Net interest expense.................................     3.5           4.4           8.0
                                                        -----         -----         -----
Income (loss) before income taxes....................     3.6           3.2          (3.4)
Income tax benefit...................................     1.2            --            --
                                                        -----         -----         -----
Income (loss) before extraordinary charge............     4.8           3.2          (3.4)
Extraordinary charge.................................      --          (4.0)           --
                                                        -----         -----         -----
Net income (loss)....................................    4.8%          (0.8)%        (3.4)%
                                                        =====         =====         =====

FISCAL 1999 COMPARED TO FISCAL 1998

    Net sales in 1999 were $839.8 million, an increase of 43.0% over 1998 net sales of $587.4 million. The increase was due to increased comparable store sales of 8.9% and the inclusion of 33 stores opened during 1998 for the entire 1999 period and 21 new stores opened in 1999. The increase in comparable store sales was primarily attributable to increased pharmacy sales, which increased to 31.9% of total sales in 1999 compared to 28.3% of total sales in 1998. Pharmacy sales have followed the general industry trend reflecting accelerated growth rates versus front end sales.

    Cost of sales as a percentage of net sales increased to 74.0% for 1999 from 73.4% for 1998, resulting in a decrease in gross profit margin to 26.0% for 1999 from 26.6% for 1998. The decrease in gross margin resulted principally from pharmacy sales making up a greater percentage of total sales and the impact of lower gross margins in the Rock Bottom stores acquired in September 1998.

    Selling, general and administrative expenses were $135.8 million or 16.1% of net sales and $94.6 million or 16.1% of net sales in 1999 and 1998, respectively. The large number of new and immature stores, along with the increased proportion of higher cost pharmacy business, has offset the favorable leveraging of expenses associated with the Company's sales growth.

    Amortization of goodwill and other intangibles in 1999 and 1998 was $10.5 million and $7.1 million, respectively. The increase in amortization resulted principally from the amortization of goodwill and identifiable intangibles related to the Rock Bottom stores acquisition in September of 1998 as well as the acquisition of a portion of the Loves Stores chain in May of 1999 and increases in the amortization of customer lists and lease acquisition costs for pharmacy acquisitions during 1999.

    The increase in depreciation from $7.0 million in 1998 to $10.9 million in 1999 resulted principally from depreciation on the 21 stores opened during 1999, a full year of depreciation expense in 1999 on the 33 stores opened during 1998 and 29 Rock Bottom stores acquired in September of 1998 compared to a partial year of depreciation expense in 1998.

    Store pre-opening expenses decreased from $3.3 million in 1998 to $1.5 million in 1999 due to the opening of 21 new stores in 1999 compared to 33 in 1998.

    Net interest expense increased to $29.3 million in 1999 from $25.6 million in 1998. The increase in interest expense was principally due to higher levels of average borrowing and higher interest rates during 1999.

    The Company's income before income taxes increased 60.9% to $30.2 million in 1999 from $18.8 million in 1998.

    During 1999, the Company recorded an income tax benefit of $10.5 million due to the reversal of deferred tax asset valuation reserves which were partially offset by the income tax provision for the current year's income. The Company was not required to record an income tax provision in 1998 as it had no taxable income and its net operating loss carry forwards and related deferred tax asset had a valuation reserve of 100%.

    During 1998 the Company recorded a $23.6 million extraordinary charge related to the early extinguishment of debt.

    The Company recorded net income of $40.7 million in 1999 versus a net loss of $4.8 million in 1998. The increase of $45.5 million is a result of higher gross profit as a result of higher sales, the extraordinary charge recorded in 1998, and the income tax benefit recorded in 1999, partially offset by higher selling, general and administrative expenses, amortization and depreciation expense.

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

LIQUIDITY AND CAPITAL RESOURCES

    In February 1998, the Company successfully completed the Offering, which was part of a plan to refinance all of the Company's then existing indebtedness (the "Refinancing Plan") in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were: (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of a new secured credit agreement (the "Existing Credit Agreement"), which provided for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes") for net proceeds of approximately $77 million; (iv) the repayment of all outstanding borrowings under the Company's former credit agreement (the "Former Credit Agreement"), the outstanding principal amount of which was $89.8 million as of December 27, 1997; (v) the redemption of the Company's outstanding 15% Zero Coupon Senior Subordinated Notes due 2004 (the "Zero Coupon Notes"); and
(vi) the redemption of the Company's outstanding 12% Senior Notes due 2002 (the "12% Senior Notes").

    On August 14, 1998, in connection with the Rock Bottom Acquisition, the Existing Credit Agreement was amended to allow for increased term loan borrowings of $10 million. On September 11, 1998, also in connection with the Rock Bottom Acquisition, the Existing Credit Agreement was amended and restated to increase available term loan borrowings by $70 million, bringing the total permitted borrowings under the Existing Credit Agreement to $240 million
($210 million of term loans and up to $30 million of revolving loans).

    On March 17, 1999, in connection with additional planned pharmacy acquisitions and capital spending requirements, the Existing Credit Agreement was amended and restated again to increase available borrowings by $35 million to $275 million ($235 million of term loans and $40 million of revolving loans). On December 16, 1999 the Existing Credit Agreement was amended to increase permitted revolving loan borrowings to $60 million of which $40 million was actually made available to the Company at December 25, 1999.

    On January 7, 2000 and February 11, 2000 available revolver borrowings were increased by $6.0 million and $4.0 million respectively, bringing total available revolver borrowings to $50 million.

    On March 17, 2000, in order to provide additional availability of capital to the Company for general working capital needs, the Existing Credit Agreement was amended and restated to permit available term loan borrowings to increase by up to $30 million of which $10 million was actually made available to the Company. In addition, available revolver borrowings were increased by $5.0 million, bringing total available borrowings under the Existing Credit Agreement to $300 million ($245 million of term loans and $55 million of revolver loans). The additional $10 million proceeds of the term loans were used to reduce revolver borrowings.

    Working capital was $120.0 million and $90.0 million as of December 25, 1999 and December 26, 1998, respectively. The increase is primarily due to increases in inventory related to the opening of 21 additional stores during 1999, the reversal of the valuation reserve on the current portion of the deferred tax asset and increases in accounts receivable due to additional volume.

    The Company's EBITDA increased by $23.7 million or 38.3% to $85.8 million in 1999 compared to 1998. EBITDA as a percentage of sales was 10.2% in 1999 as compared to 10.6% in 1998.

    For fiscal 1999, net cash provided by operating activities was $16.9 million, compared to $5.5 million for fiscal 1998. The primary reason for the increase in net cash provided was increased cash earnings partially offset by increases in working capital and decreases in other liabilities associated with new store additions and the timing of disbursements.

    For fiscal 1999, net cash used in investing activities was $45.3 million, compared to $111.6 million for fiscal 1998. Net cash used in investing activities in 1999 was due to capital expenditures of $37.2 million primarily related to the opening and remodeling of new and renovated stores and capital expenditures related to the conversion of Rock Bottom stores to the Duane Reade format, $8.5 million for lease acquisition and pharmacy file acquisition costs, $10.3 million to purchase six Love's stores and a Pasteur Pharmacy offset by proceeds of $10.7 million from the sale of assets. Net cash used in investing activities in 1998 was due to the Rock Bottom acquisition and capital expenditures related to the opening of new stores, store remodeling, lease and pharmacy file acquisition costs.

    For fiscal 1999, net cash provided by financing activities was $28.6 million, compared to $106.6 million for fiscal 1998. The net cash provided in 1999 was primarily due to additional borrowings under credit facilities. The net cash provided in 1998 was primarily from the proceeds of the public offering and additional bank borrowings.

    The Company's capital requirements primarily result from opening and stocking new stores and from the continuing development of management information systems. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 30 to 40 stores during the next two years. The Company expects to spend approximately $25 million in fiscal 2000 on capital expenditures primarily for new and replacement stores and an additional $5 million for lease and pharmacy file acquisition costs.. Working capital is also required to support inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations.

    Leases for seven of the Company's stores that generated approximately 3.9% of the Company's net sales for fiscal 1999 are scheduled to expire before the end of fiscal 2001. The Company believes that it will be able to renew such leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

    As of December 25, 1999, approximately 3,500 of the Company's approximately 5,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of such collective bargaining agreements, the Company is required to pay certain annual increases in salary and benefits to such employees. The Company does not believe that such increases will have a material impact on the Company's liquidity or results of operations.

    The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under the Existing Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. As of December 25, 1999, the Company had borrowed approximately $28.5 million under the revolving portion of its bank credit facility and had approximately $11.1 million of remaining availability. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's borrowings under the Existing Credit Agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company has entered into an interest rate protection agreement for $65.0 million of its floating rate debt that caps LIBOR rates at 6.5%. Theis agreement expires in November 2000 (See note 9 to Consolidated Financial Statements).

TAX BENEFITS FROM NET OPERATING LOSSES

    At December 25, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $68 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce or eliminate the Company's federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. The Recapitalization caused the Company to experience an ownership change. As a result, the Company currently is subject to an annual Section 382 Limitation of approximately $8.5 million in 2000 and 2001 and approximately $5.1 million from 2002 to 2007 on the amount of NOLs generated prior to the Recapitalization that the Company may utilize to offset future taxable income. NOLs generated by the Company since the Recapitalization (approximately $18 million) are not subject to the Section 382 Limitation and may be used to offset future taxable income. There can be no assurance that any NOLs will be able to be used by the Company to offset future taxable income or that such NOLs will not become subject to limitation due to future ownership changes. However, based on the Company's recent and projected performance, management believes that it is more likely than not that the full value of the NOL's will be realized.

SEASONALITY

    In general, sales of drugstores items such as prescription drugs, OTC drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products. In view of the Company's expansion of seasonal merchandising, the Company expects slightly greater revenue sensitivity relating to seasonality in the future.

INFLATION

    The Company believes that inflation has not had a material impact on results of operations for the Company during the three years ended December 25, 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the first quarter of 2001 and may adopt it earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

    The financial results of the Company are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under the Existing Credit Agreement was approximately $256 million at December 25, 1999, which is somewhat lower than the Company expects its outstanding variable rate debt to be during the next twelve months. The anticipated outstanding balances, however, are not expected to be materially greater than at December 25, 1999. Based on the December 25, 1999 outstanding balances, a 0.50% change in interest rates would affect pre-tax annual results of operations by approximately $1.3 million. The Company also has $80 million of Senior Notes outstanding at December 25, 1999. These notes, which bear interest at a fixed annual rate of 9 1/4%, are not subject to risk from interest rate fluctuations.

    The principal objective of the Company's investment management activities is to maintain acceptable levels of interest rate and liquidity risk and to facilitate the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During 1998, in connection with the Existing Credit Agreement requirements, the Company entered into an interest rate protection agreement for $65.0 million of its floating rate debt. This agreement expires in November of 2000 and caps the LIBOR rate at 6.5% (see note 9 to Consolidated Financial Statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND

STOCKHOLDERS OF DUANE READE INC.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Duane Reade Inc. and its subsidiaries (the "Company") at December 25, 1999 and December 26, 1998 and the results of their operations and their cash flows for each of the 52 week periods ended December 25, 1999, December 26, 1998 and December 27, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, NY
February 7, 2000

                                DUANE READE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    FOR THE 52 WEEKS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
Net sales...............................................    $839,771       $587,432       $429,816
Cost of sales...........................................     621,510        431,025        322,340
                                                            --------       --------       --------
Gross profit............................................     218,261        156,407        107,476
                                                            --------       --------       --------
Selling, general and administrative expenses............     135,786         94,577         65,414
Amortization of intangibles.............................      10,530          7,121          5,303
Depreciation............................................      10,885          7,037          3,507
Store pre-opening expenses..............................       1,492          3,273            767
Nonrecurring charges....................................          --             --         12,726
                                                            --------       --------       --------
                                                             158,693        112,008         87,717
                                                            --------       --------       --------
Operating income........................................      59,568         44,399         19,759
Interest expense, net...................................      29,348         25,612         34,473
                                                            --------       --------       --------
Income (loss) before income taxes.......................      30,220         18,787        (14,714)
Income tax benefit......................................      10,471             --             --
                                                            --------       --------       --------
Income (loss) before extraordinary charge...............      40,691         18,787        (14,714)
Extraordinary charge....................................          --        (23,600)            --
                                                            --------       --------       --------
Net income (loss).......................................    $ 40,691       $ (4,813)      $(14,714)
                                                            ========       ========       ========

Per common share-basic:
  Income (loss) before extraordinary charge.............    $   2.38       $   1.16       $  (1.45)
  Extraordinary charge..................................          --          (1.46)            --
                                                            --------       --------       --------
  Net income (loss).....................................    $   2.38       $  (0.30)      $  (1.45)
                                                            --------       --------       --------
Weighted average common shares outstanding..............      17,119         16,198         10,161
                                                            ========       ========       ========

Per common share-diluted:
  Income (loss) before extraordinary charge.............    $   2.26       $   1.07       $  (1.45)
  Extraordinary charge..................................          --          (1.34)            --
                                                            --------       --------       --------
  Net income (loss).....................................    $   2.26       $  (0.27)      $  (1.45)
                                                            --------       --------       --------
Weighted average common shares outstanding..............      17,971         17,508         10,161
                                                            ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Current assets
  Cash......................................................    $  1,013       $    869
  Receivables...............................................      38,266         25,547
  Inventories...............................................     154,090        134,313
  Deferred income taxes.....................................      15,427             --
  Prepaid expenses and other current assets.................       4,107          4,774
  Property held for sale....................................          --         11,527
                                                                --------       --------
  TOTAL CURRENT ASSETS......................................     212,903        177,030
Property and equipment, net.................................      89,958         71,974
Goodwill, net of accumulated amortization of $26,745 and
  $21,954...................................................     148,975        144,946
Deferred income taxes.......................................      19,808             --
Other assets................................................      40,463         34,190
                                                                --------       --------
  TOTAL ASSETS..............................................    $512,107       $428,140
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $ 52,012       $ 50,028
  Accrued interest..........................................       3,519          3,636
  Other accrued expenses....................................      25,585         25,677
  Current portion of long-term debt.........................       9,850          5,600
  Current portion of capital lease obligations..............       1,901          2,089
                                                                --------       --------
  TOTAL CURRENT LIABILITIES.................................      92,867         87,030
Long-term debt..............................................     326,313        299,350
Capital lease obligations, less current portion.............       2,978          3,930
Other non-current liabilities...............................      23,433         15,041
                                                                --------       --------
  TOTAL LIABILITIES.........................................     445,591        405,351
                                                                --------       --------
Commitments and Contingencies (Note 14)
Stockholders' equity
  Preferred stock, $0.01 par; authorized 5,000,000 shares;
    issued and outstanding: none............................          --             --
  Common stock, $0.01 par; authorized 75,000,000 shares;
    issued and outstanding: 17,202,955 and 16,985,557
    shares..................................................         172            170
  Paid-in capital...........................................     129,241        126,207
  Accumulated deficit.......................................     (62,897)      (103,588)
                                                                --------       --------
  TOTAL STOCKHOLDERS' EQUITY................................      66,516         22,789
                                                                --------       --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $512,107       $428,140
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                             52 WEEKS ENDED
                                                              --------------------------------------------
                                                              DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
                                                                  1999            1998            1997
                                                              ------------   --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $40,691        $  (4,813)       $(14,714)
Adjustments to reconcile net income (loss) to net cash
  provided by/(used in)operating activities:
Depreciation and amortization of property and equipment.....     10,885            7,037           3,507
Amortization of goodwill and other intangibles..............     11,942            8,475           9,542
Deferred tax provision......................................     18,353               --              --
Valuation allowance reversal................................    (30,843)              --              --
Accretion of principal of zero coupon debt..................         --            1,659          13,081
Extraordinary charge........................................         --           23,600              --
Other.......................................................      4,779            3,459           1,761
Changes in operating assets and liabilities (net of effect
  of acquisitions):
Receivables.................................................    (12,719)         (15,955)         (2,421)
Inventories.................................................    (22,252)         (44,976)        (18,751)
Accounts payable............................................      1,984           22,288           3,495
Prepaid and accrued expenses................................     (3,685)           4,624           2,086
Increase in other (liabilities) assets net..................     (2,247)             141             363
                                                                -------        ---------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........     16,888            5,539          (2,051)
                                                                -------        ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rock Bottom assets..............................                     (64,906)             --
Proceeds from sales of assets...............................     10,732               --           1,075
Capital expenditures........................................    (37,181)         (33,266)         (9,360)
Lease acquisition & other costs.............................     (8,528)         (13,403)         (1,755)
Purchase of Love's Stores and Pasteur Pharmacy..............    (10,332)              --              --
                                                                -------        ---------        --------
NET CASH (USED IN) INVESTING ACTIVITIES.....................    (45,309)        (111,575)        (10,040)
                                                                -------        ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering-net.....................         --          101,606              --
Proceeds from new term loan.................................     25,000          210,000          65,475
Proceeds from new senior subordinated notes.................         --           80,000              --
Repayments of old term loan.................................         --          (65,310)        (69,475)
Net borrowings (repayments) old revolving credit facility...         --          (24,500)         (2,500)
Repayment of old senior subordinated notes..................         --          (89,893)           (107)
Repayment of zero coupon debt...............................         --          (99,346)             (9)
Premiums paid on early extinguishment of debt...............         --          (11,496)             --
Fees and expenses related to early extinguishment of debt...         --             (478)             --
Repayments of new term loan.................................     (5,787)          (1,550)           (165)
Borrowings from new revolving credit facility...............     12,000           16,500          24,500
Deferred financing costs....................................     (1,494)          (6,961)         (3,079)
Proceeds from issuance of stock.............................        928              105               1
Repayments of capital lease obligations.....................     (2,082)          (2,033)         (2,505)
                                                                -------        ---------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     28,565          106,644          12,136
                                                                -------        ---------        --------
Net increase in cash........................................        144              608              45
Cash at beginning of year...................................        869              261             216
                                                                -------        ---------        --------
CASH AT END OF YEAR.........................................    $ 1,013        $     869        $    261
                                                                =======        =========        ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................    $27,971        $  76,688(1)     $ 17,601
Cash paid for taxes on income...............................      1,587               --              --
Pharmacy file acquisitions using common stock...............      2,108               --              --

------------------------------

(1) Incudes $52,741 of accretion of Zero Coupon Notes from September 1992 through February 1998, which was repaid in connection with the Company's Refinancing Plan in February 1998.

                                DUANE READE INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             (DOLLARS IN THOUSANDS)

                                     PREFERRED STOCK         COMMON STOCK
                                   -------------------   ---------------------   PAID-IN    ACCUMULATED
                                    SHARES    AMOUNT $     SHARES      AMOUNT    CAPITAL      DEFICIT      TOTAL
                                   --------   --------   ----------   --------   --------   -----------   --------
Balance, December 28, 1996.......     --          --     10,062,497     $101     $ 24,564    $ (84,061)   $(59,396)
Issuance of common stock.........     --          --        198,080        2           (1)          --           1
Net loss(1)......................     --          --             --       --           --      (14,714)    (14,714)
                                     ---        ----     ----------     ----     --------    ---------    --------
Balance, December 27, 1997.......     --          --     10,260,577      103       24,563      (98,775)    (74,109)
Common stock offering............     --          --      6,700,000       67      101,539           --     101,606
Issuance of common stock.........     --          --         24,980       --          105           --         105
Net loss(1)......................     --          --             --       --           --       (4,813)     (4,813)
                                     ---        ----     ----------     ----     --------    ---------    --------
Balance, December 26, 1998.......     --          --     16,985,557      170      126,207     (103,588)     22,789
Issuance of common stock.........                           217,398        2        3,034           --       3,036
Net income(1)....................     --          --             --       --           --       40,691      40,691
                                     ---        ----     ----------     ----     --------    ---------    --------
Balance, December 25, 1999.......     --          --     17,202,955     $172     $129,241    $ (62,897)   $ 66,516
                                     ===        ====     ==========     ====     ========    =========    ========

------------------------

(1) The Company has no comprehensive income other than its net income/loss and, therefore, comprehensive income is equal to the net income/loss in each of the three years presented.

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.

                        NOTES TO CONSOLIDATED STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Duane Reade Inc. (the "Company") was formed on June 16, 1992 for the purpose of acquiring Daboco, Inc. ("Daboco"). The acquisition took place on September 25, 1992. Daboco and DRI I Inc. ("DRI"), a subsidiary of Daboco, were general partners in Duane Reade, which operates retail drugstores (149 at December 25, 1999) in the New York metropolitan area.

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

    Shares were converted as follows:

                                                                APPROXIMATE
PRIOR CLASS                                                   CONVERSION RATE
-----------                                                   ---------------
Common and Common Class A...................................        28/1
Common Class P and Common Class P-1.........................       355/1

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

    Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

    The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the consolidated financial statements present the combined assets and operations of the subsidiary guarantors.

    REPORTING YEAR: The fiscal year for the Company is the 52/53 week reporting period ending on the last Saturday in December.

    RECEIVABLES: Receivables consist primarily of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales and amounts due from

                                DUANE READE INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) vendors, a majority of which relate to promotional programs. The Company has not provided an allowance for doubtful accounts as its historical write-offs have been immaterial. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, when such allowances are earned. The carrying value of the Company's receivables approximate fair value given the short-term maturity of these financial instruments.

    INVENTORIES AND COST OF SALES: During the third quarter of 1998, the Company changed its inventory costing method from the last-in, first-out retail dollar value method (LIFO) to the first-in, first-out (FIFO) method. The effect of this change was immaterial to the accompanying financial statements. Inventories are stated at the lower of cost or market. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. In 1998, the Company entered into an arrangement with a pharmaceutical distributor whereby prescription drug inventory is shipped directly to the Company's stores, with payment due only when inventory is sold. On November 19, 1999 the Company terminated this arrangement and entered into a new arrangement with a different pharmaceutical distributor, its primary supplier of pharmaceutical products. Under the new arrangement, prescription drug inventory continues to be shipped directly to the Company's stores. Payment is made twice per month for inventory sold subject to a $30 million cap on inventory classified as shipped on consignment. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of December 25, 1999 and December 26, 1998, the cost of such inventory was approximately $30 million and $15 million, respectively. Cost of sales includes distribution and occupancy costs.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of assets as follows:

Buildings and improvements...  30 years
Furniture, fixtures and        5-10 years
  equipment..................
Computer Equipment...........  7 years
Leasehold improvements.......  Life of lease or, if shorter, the remaining asset life

    OTHER ASSETS: Deferred financing costs which arose in connection with borrowings under the Former Credit Agreement and with the issuance of the 12% Senior Notes and the Zero Coupon Notes are amortized using the straight-line method, the results of which are not materially different from the interest method, over the term of the respective debt issue. Deferred financing costs which arose in connection with the Existing Credit Agreement and the Senior Subordinated Notes due 2008 are amortized using the interest method, over the term of the debt.

    Pharmacy file and lease acquisition costs are amortized over 5 years and the remaining life of the lease, respectively.

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

                                DUANE READE INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PRE-OPENING EXPENSES: Store pre-opening costs, other than capital expenditures, are expensed when incurred.

    INCOME TAXES: Income taxes are accounted for under the liability method prescribed by Statement of Financial Accounting Standards No. 109.

    RECENTLY ISSUED ACCOUNTING STANDARDS: FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the first quarter of 2001.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from those estimates.

    NET INCOME (LOSS) PER COMMON SHARE: Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential common shares include shares issuable upon exercise of the Company's stock options.

    Potential common shares relating to options to purchase common stock were not included in the weighted average number of shares for 1997 because their effect would have been anti-dilutive.

2. REFINANCING PLAN AND INITIAL PUBLIC OFFERING

    In February 1998, the Company successfully completed an initial public offering of its stock which was part of a plan to refinance all of the Company's existing indebtedness (the "Refinancing Plan") in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were: (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of a new secured credit agreement (the "Existing Credit Agreement") which provided for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million in aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes") for net proceeds of approximately $77 million (the "Notes Offering"); (iv) the repayment of all outstanding borrowings under the Company's former credit agreement (the "Former Credit Agreement"); (v) the redemption of the Company's outstanding 15% Zero Coupon Senior Subordinated Notes; due 2004 (the "Zero Coupon Notes") and (vi) the redemption of the Company's outstanding 12% Senior Notes due 2002 (the "12% Senior Notes"). The interest rates under the Existing Credit Agreement are approximately the same as interest rates under the Former Credit Agreement.

                                DUANE READE INC.

3. ACQUISITIONS

    During 1999, the Company purchased a portion of the operating assets (six stores including inventory and leases) of Love's Pharmacies, a chain of drug stores operating 17 stores in New York City and substantially all of the assets of a Pasteur Drug Store (one store including inventory and lease). The aggregate purchase price paid for the two acquisitions was $15.3 million. The transaction was accounted for as a purchase, with the purchase price being allocated to inventory ($1.8 million), property and equipment ($.1million), identifiable intangibles ($1.4 million) and goodwill ($12.4 million) net of reserves for expenses and liabilities assumed ($.4 million). The operations of the acquired Love's and Pasteur stores have been included in the consolidated statement of income from the date of acquisition. The unaudited pro forma sales of the Company had these acquisitions occurred at the beginning of 1998 are $612 million for 1998 and $851 million for 1999. The unaudited pro forma income before extraordinary items, net income and earnings per share for 1998 and 1999 would not be materially different than as reported in the consolidated statement of income. In management's opinion, the unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisitions been consumated at the beginning of 1998 or of future results of the combined operations.

    On September 11, 1998, the Company purchased substantially all of the operating assets (including inventory and leases) of Rock Bottom Stores, Inc., a health and beauty aid retailer operating 38 stores primarily in the outer boroughs of New York City (the "Rock Bottom Acquisition"). The purchase price paid was $64.9 million, subject to certain post-closing adjustments. The acquisition, accounted for under the purchase method, was financed with $80 million in additional term loans under the Existing Credit Agreement. During 1999, the Company finalized the sale of acquired non-compatible closeout inventory and recorded a $7.7 million adjustment to increase goodwill for the difference between estimated and actual markdowns. Additionally, the Company finalized its retrofit program for acquired stores and recorded a write-down of $9.6 million to adjust the non recoverable carrying value of disposed furniture and fixtures as additional goodwill. The Company is currently a party to arbitration proceedings arising out of disputes with the seller over the purchase price, and related matters. The purchase price (as adjusted) was allocated to inventory ($12.0 million), property held for sale ($6.7 million), property and equipment ($7.3 million), identifiable intangibles ($5.2 million) and goodwill ($46.3 million) net of reserves for expenses, store closings and liabilities assumed ($12.6 million).

    Ten stores acquired as part of the acquisition were originally designated for sale or closure as of December 26, 1998. These stores were operated for a period of time after the acquisition. During 1999, six of the stores were sold with no resultant gain or loss. One of the stores was turned back to the landlord and the Company was released from the lease obligation. Two of the stores have been closed, one of which has been subleased. The remaining store is still being operated and is expected to be closed in 2000. The results of the operations of these ten stores were not included in the Company's operating statements through September, 1999 (one year after acquisition). Their results, including the proceeds from asset sales, were included in goodwill which, during the year, resulted in an increase in goodwill of $1.3 million. The one store remaining in operation has been included in the results of operations since September, 1999.

                                DUANE READE INC.

3. ACQUISITIONS (CONTINUED)
    The operating results of the Rock Bottom stores to be retained have been included in the consolidated statement of income from the date of acquisition. The unaudited pro forma results below assume the acquisition occurred as of December 29, 1996 (in thousands, except per share amounts):

                                                                     FOR THE 52 WEEKS ENDED
                                                          ---------------------------------------------
                                                          DECEMBER 25,    DECEMBER 26,    DECEMBER 27,
                                                              1999            1998            1997
                                                           HISTORICAL       PROFORMA        PROFORMA
                                                          -------------   -------------   -------------
                                                                           (UNAUDITED)
Net sales...............................................    $839,771        $725,069        $614,302
                                                            --------        --------        --------
Operating income........................................    $ 59,568        $ 49,431        $ 26,622
                                                            --------        --------        --------
Income (loss) before extraordinary charge...............    $ 40,691        $ 19,429        $(14,301)
Extraordinary charge, net of income taxes of $-0-.......          --         (23,600)             --
                                                            --------        --------        --------
Net loss................................................    $ 40,691        $ (4,171)       $(14,301)
                                                            --------        --------        --------
Per Common Share-Basic:
Income (loss) before extraordinary charge...............    $   2.38        $   1.20        $  (1.41)
Extraordinary charge....................................          --           (1.46)             --
                                                            --------        --------        --------
Net income (loss).......................................    $   2.38        $  (0.26)       $  (1.41)
                                                            --------        --------        --------
Per Common Share-Diluted:
Income (loss) before extraordinary charge...............    $   2.26        $   1.10        $  (1.41)
Extraordinary charge....................................          --           (1.34)             --
                                                            --------        --------        --------
Net income (loss).......................................    $   2.26        $  (0.24)       $  (1.41)
                                                            ========        ========        ========

    In management's opinion, the unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1997 or of future results of the combined operations under the ownership and management of the Company.

    During 1999, the Company acquired the pharmacy files of 13 independent pharmacies for total consideration of $4.3 million. Such acquisitions are recorded as additions to customer lists and amortized over 5 years. During 1998, the Company acquired the pharmacy files of 24 independent pharmacies for total consideration of $7.3 million.

4. RECEIVABLES

    Receivables are summarized as follows (in thousands):

                                                      DECEMBER 25,   DECEMBER 26,
                                                          1999           1998
                                                      ------------   ------------
Third party pharmacy plans..........................     $18,233        $13,021
Due from vendors....................................      17,027          9,181
Other...............................................       3,006          3,345
                                                         -------        -------
                                                         $38,266        $25,547
                                                         =======        =======

                                DUANE READE INC.

5. PROPERTY HELD FOR SALE

    Property held for sale at December 26, 1998 is comprised of the following (in thousands):

Rock Bottom stores..........................................  $ 8,216
Warehouse...................................................    3,311
                                                              -------
                                                              $11,527
                                                              =======

    During 1999, the Company sold the warehouse for net proceeds of $4.2 million and recorded a gain of $400,000. The gain is included in gross profit in the consolidated statement of operations.

    The Company sold six stores classified as held for sale during 1999 for net proceeds of $3.5 million. The difference between the net proceeds and the recorded amount was adjusted to goodwill and therefore resulted in no gain or loss. The remaining store classified as held for sale at December 26, 1998 was not sold during 1999 and those assets have been reclassified as operating assets.

6. PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows (in thousands):

                                                      DECEMBER 25,   DECEMBER 26,
                                                          1999           1998
                                                      ------------   ------------
Furniture, fixtures and equipment...................     $64,742        $46,128
Leasehold improvements..............................      40,741         30,851
Property under capital leases.......................      12,079         11,668
                                                         -------        -------
                                                         117,562         88,647
Less-accumulated depreciation and amortization......      27,604         16,673
                                                         -------        -------
                                                         $89,958        $71,974
                                                         =======        =======

7. OTHER ASSETS

    Other assets are summarized as follows (in thousands):

                                                      DECEMBER 25,   DECEMBER 26,
                                                          1999           1998
                                                      ------------   ------------
Lease acquisition costs (net of accumulated
  amortization of $2,614 and $599)..................     $14,171        $10,860
Customer lists (net of accumulated amortization of
  $3,451 and $1,414)................................       9,095          6,791
Deferred financing costs (net of accumulated
  amortization of $2,608 and $1,193)................       5,845          5,765
Systems and integration costs (net of accumulated
  amortization of $6,196 and $4,662)................       5,120          6,578
Other...............................................       6,232          4,196
                                                         -------        -------
                                                         $40,463        $34,190
                                                         =======        =======

                                DUANE READE INC.

7. OTHER ASSETS (CONTINUED)
    Included in other assets are notes receivable from executives in the amount of $2,622,000 at December 25, 1999 and $2,246,000 at December 26, 1998.

8. OTHER ACCRUED EXPENSES

    Other accrued expenses are summarized as follows (in thousands):

                                                      DECEMBER 25,   DECEMBER 26,
                                                          1999           1998
                                                      ------------   ------------
Accrued payroll.....................................     $ 7,533        $ 6,157
Expense payables....................................       3,754          4,093
Sales tax payable...................................       3,342          3,211
Insurance related claims costs......................       2,030          1,440
Other...............................................       8,926         10,776
                                                         -------        -------
                                                         $25,585        $25,677
                                                         =======        =======

9. DEBT

    Long-term debt is summarized as follows (in thousands):

                                                      DECEMBER 25,   DECEMBER 26,
                                                          1999           1998
                                                      ------------   ------------
Term loan facility..................................    $227,663       $208,450
Revolving credit facility...........................      28,500         16,500
9 1/4% Senior Subordinated Notes due February 15,
  2008..............................................      80,000         80,000
                                                        --------       --------
                                                         336,163        304,950
Less-Current portion................................       9,850          5,600
                                                        --------       --------
                                                        $326,313       $299,350
                                                        ========       ========

    EXISTING CREDIT AGREEMENT:  In connection with the Refinancing Plan
(Note 2), the Company entered into a Credit Agreement with an affiliate of the DLJMB Entities and various financial institutions providing for term loans of $130 million and a revolving credit facility of $30 million. The Existing Credit Agreement is comprised of (i) a revolving credit facility of up to $30 million, which includes borrowing capacity available for letters of credit and for same-day notice swingline loans, (ii) Tranche A term loans of $50 million and
(iii) Tranche B term loans of $80 million. The proceeds of loans under the Existing Credit Agreement may also be used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

    On August 14, 1998, in connection with the Rock Bottom Acquisition, (see note 3 to consolidated financial statements), the Existing Credit Agreement was amended to allow for increased Tranche C term loan borrowings of $10 million. On September 11, 1998, also in connection with the Rock Bottom Acquisition, the Existing Credit Agreement was amended and restated to increase Tranche C term loans by $70 million, bringing the total permitted borrowings to $240 million ($210 million of term loans and up to $30 million of revolving loans). Proceeds from the additional term loan were used for the $64.9 million purchase price and for additional working capital needs and capital expenditures in connection with the acquisition.

                                DUANE READE INC.

                        NOTES TO CONSOLIDATED STATEMENTS

9. DEBT (CONTINUED)

    On March 17, 1999 the Existing Credit Agreement was amended and restated to increase available borrowings by $35 million, bringing total permitted borrowings under the Existing Credit Agreement to $275 million ($235 million of term loans and $40 million of revolving loans). On December 16, 1999 the Existing Credit Agreement was amended to increase permitted revolving loan borrowings to $60.0 million of which $40 million was made available to the Company at December 25, 1999.

    As of December 25, 1999, borrowings outstanding under the revolving credit facility were $28.5 million (classified as a noncurrent liability); in addition, $0.4 million in letters of credit had been issued. The revolving credit facility expires on February 15, 2004.

    At December 25, 1999, the aggregate maturities of debt are as follows (dollars in thousands):

2000........................................................  $  9,850
2001........................................................    11,850
2002........................................................    11,850
2003........................................................    13,850
2004........................................................    91,400
Thereafter..................................................   197,363
                                                              --------
                                                              $336,163
                                                              ========

    The weighted average interest rate on all borrowings under the Existing Credit Agreement at December 25th, 1999 was 8.7%.

    Borrowings under the Existing Credit Agreement bear interest annually, at the Company's option, at a rate based on either (i) an "Alternate Base Rate" (defined as, generally, the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or the administrative agent's prime lending rate) plus (a) in the case of Tranche A term loans or revolving credit loans, 1.75%; (b) in the case of Tranche B term loans, 2.0%; (c) in the case of Tranche C term loans, 2.25%; or (ii) a reserve-adjusted "LIBO" rate, plus (x) in the case of Tranche A term loans or revolving credit loans, 2.50%; through January 2000 and 2.00% effective February 17, 2000 (y) in the case of Tranche B term loans, 2.75%; or (z) in the case of Tranche C term loans, 3.00%. In addition, the Company must pay a fee on the face amount of each letter of credit outstanding at a rate equal to the LIBO margin. The Company has entered into an interest rate protection agreement for $65 million of its floating rate debt. This agreement caps the "LIBO" rate used in up to $65 million of borrowings under the Credit Agreement at 6.5%. This agreement expires in November of 2000.

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

    Financial performance covenants include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage. At December 25, 1999, the Company was in compliance with all of the covenants in the Existing Credit Agreement.

                                DUANE READE INC.

9. DEBT (CONTINUED)
    Subsequent to the December 25th, 1999 year end date, the following changes were made to the Existing Credit Agreement:

    On January 7, 2000 and February 11, 2000 available revolver borrowings were increased by $6.0 million and $4.0 million respectively, bringing total available revolver borrowings to $50 million.

    On March 17, 2000, in order to provide additional availability of capital to the Company for general working capital needs, the Existing Credit Agreement was amended and restated to permit available term loan borrowings to increase by up to $30 million of which $10 million was actually made available to the Company. In addition, available revolver borrowings were increased by $5.0 million, bringing total available borrowings under the Existing Credit Agreement to $300 million ($245 million of term loans and $55 million of revolver loans). The additional $10 million proceeds of the term loans were used to reduce the revolver borrowings.

    FORMER CREDIT AGREEMENT: On September 30, 1997, the Company entered into the Former Credit Agreement with an affiliate of the DLJMB Entities and various financial institutions providing for a term loan of $65.5 million and a revolving credit facility of $30 million. All amounts outstanding were repaid in full in February 1998 in connection with the Company's Refinancing Plan (see
Note 2).

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

    Prior to February 15, 2001 the Company is permitted to redeem up to 35% of the Senior Notes at a redemption price of 109.25% of the principal amount thereof, plus accrued and unpaid interest, if any, with the net proceeds of one or more public or private sales of common stock or preferred stock of the Company, provided that at least 65% of the Senior Notes remain outstanding immediately after the occurrence of any such redemption. At any time on or after February 15, 2003, the Senior Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 104.625% of the principal amount thereof declining ratably to par of February 15, 2006.

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

                                DUANE READE INC.

10. CAPITAL LEASE OBLIGATIONS

    As of December 25, 1999, the present value of capital lease obligations was $4.9 million (of which $1.9 million was payable during the next twelve months). Such obligations are payable in monthly installments over three to five year periods and bear interest at an average rate of 10.8%. At December 25, 1999 the aggregate maturities of capitalized lease obligations are as follows (dollars in thousands):

2000........................................................  $1,901
2001........................................................   2,435
2002........................................................     347
2003........................................................     196
                                                              ------
                                                              $4,879
                                                              ======

    Property acquired under capital lease financing was $945,000, $35,000 and $4.1 million during the 52 weeks ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

11. PREFERRED STOCK

    The Company's authorized preferred stock, par value $.01 per share, consists of 5,000,000 shares of which no shares were issued or outstanding at December 25, 1999.

    The Company's Board of Directors has the authority, without further action of the shareholders of the Company, to issue shares of preferred stock in one or more series and to fix or determine the designations, preferences, rights and any qualifications, limitation or restrictions of the share of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences, and the number of shares constituting any series.

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

12. COMMON STOCK

    The Company's authorized common stock, par value $.01 per share, consists of 75,000,000 shares of which 17,202,955 shares were issued and outstanding at December 25, 1999.

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

    Upon liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to receive on a pro rata basis the assets of the Company which are legally available for

                                DUANE READE INC.

12. COMMON STOCK (CONTINUED)
distribution, after payment of all debts and other liabilities and subject to the preferential rights of any holders of preferred stock.

13. INCOME TAXES

    The income tax provision (benefit) for the 52 weeks ended December 25, 1999 consists of the following:

Current:
  Federal...................................................  $    787
  State and local...........................................     1,232
Deferred
  Federal...................................................    11,045
  State and local...........................................     7,308
  Valuation reserve reversal................................   (30,843)
                                                              --------
                                                              $(10,471)
                                                              ========

The Company did not record a provision for income taxes during the 52 weeks ended December 26, 1998 or the 52 weeks ended December 27, 1997 due to the fact that it had no taxable income for these years and its deferred tax assets related to its net operating loss carry forwards had a 100% valuation reserve.

    Deferred tax assets and liabilities are determined based on the difference between book and tax bases of the respective assets and liabilities at December 25, 1999 and December 26, 1998 and are summarized as follows (in thousands):

                                                      DECEMBER 25,   DECEMBER 26,
                                                          1999           1998
                                                      ------------   ------------
Inventories.........................................     $(4,269)      $ (4,459)
                                                         -------       --------
Gross deferred tax liabilities......................      (4,269)        (4,459)
                                                         -------       --------
Deferred rent.......................................       6,496          4,420
Other...............................................       3,749          2,610
Net operating loss carryforward.....................      29,259         50,464
                                                         -------       --------
Gross deferred tax assets...........................      39,504         57,494
                                                         -------       --------
Net deferred tax assets.............................      35,235         53,035
Valuation allowance.................................          --        (53,035)
                                                         -------       --------
                                                         $35,235       $     --
                                                         =======       ========

    At December 25, 1999, the Company had net operating losses ("NOLs") aggregating $68.3 million, which may be used to reduce future taxable income of the Company through 2018. Due to a change in control, $50.7 million of the NOLs are subject to an annual utilization limit of $8.5 million in 2000 and 2001 and $5.1 million thereafter through 2017.

    As of December 26, 1998, management concluded that realization of the deferred tax assets was not more likely than not and a valuation allowance of $53 million continued to be provided. As of December 25, 1999, based on the Company's performance and projections of future earnings, management

                                DUANE READE INC.

13. INCOME TAXES (CONTINUED)
concluded that realization of the remaining deferred tax assets was more likely than not and accordingly reversed the remaining valuation allowance, resulting in a reduction of goodwill by $13.7 million (relating to NOLs arising in 1992) and the recognition of a tax benefit of $21.0 million. During the 52 weeks ended December 25, 1999, the valuation allowance was reduced by $18.3 million related to deferred tax assets which were utilized to offset the current year's earnings. Such reduction resulted in a $8.5 million reduction of goodwill (relating to NOLs arising in 1992) and the recognition of a tax benefit of $9.8 million.

    The provision for income taxes for the 52 weeks ended December 25, 1999, December 26, 1998 and December 27, 1997 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following (in thousands):

                                                        FOR THE 52 WEEKS ENDED
                                    ---------------------------------------------------------------
                                       DECEMBER 25,          DECEMBER 26,          DECEMBER 27,
                                           1999                  1998                  1997
                                    -------------------   -------------------   -------------------
Pretax accounting income (loss)...  $ 30,220      100.0 % $ (4,813)     100.0 % $(14,714)     100.0 %
                                    --------   --------   --------   --------   --------   --------
Statutory rate....................    10,577       35.0     (1,685)     (35.0)    (5,150)     (35.0)
State and local taxes, net of
  federal tax benefit.............     4,253       14.1        (89)      (1.8)      (332)      (2.3)
Goodwill amortization.............     1,218        4.0      1,292       26.8      1,218        8.3
Net operating losses not
  utilized........................        --         --        350        7.3      1,530       10.4
Nondeductible interest expense....        --         --        101        2.1        796        5.4
Nondeductable recapitalization....        --         --         --         --      1,915       13.0
Other.............................        35        0.1         31        0.6         23        0.2
Change in rate(1).................     4,289       14.2         --         --         --         --
Reversal of valuation allowance...   (30,843)    (102.0)        --         --         --         --
                                    --------   --------   --------   --------   --------   --------
Effective tax rate................  $(10,471)     (34.6)% $     --         -- % $     --         -- %
                                    ========   ========   ========   ========   ========   ========

------------------------

1. Principally due to permanent differences between book and taxable income relative to the structure of the Company.

14. COMMITMENTS AND CONTINGENCIES

    LEASES: Duane Reade leases all of its store facilities under operating lease agreements expiring on various dates through the year 2024. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Rent expense for the 52 weeks ended December 25, 1999, December 26, 1998 and December 27, 1997 was $59,535,000, $40,538,000 and $26,587,000, respectively.

                                DUANE READE INC.

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum annual rentals at December 25, 1999 (including obligations under new store leases entered into but not opened as of December 25, 1999) are as follows (in thousands):

2000........................................................  $ 59,300
2001........................................................    61,800
2002........................................................    60,500
2003........................................................    59,700
2004........................................................    58,000
2005 to 2009................................................   249,600
2010 to 2014................................................   145,500
2015 to 2019................................................    20,100
2020 to 2024................................................     1,900
                                                              --------
Total.......................................................  $716,400
                                                              ========

    LITIGATION: The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    MANAGEMENT AGREEMENTS: The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to three years. Pursuant to the terms of such employment and related agreements, the Company and various executives entered into agreements pursuant to which
(i) executives' salary and bonuses were established and (ii) executives purchased shares of common stock. In the event of employment termination, all of the stock may be repurchased by the Company at the then market price. As of December 25, 1999, an aggregate 264,485 shares of common stock purchased pursuant to this plan are held by employees and former employees.

    COMMITMENTS: The Company has established a Supplemental Executive Retirement Plan ("SERP") which presently covers only its Chairman. Such SERP provides for vesting over a twenty year period. However, if the Chairman's employment is terminated without cause, as defined, or if the Chairman resigns with cause, as defined, such vesting becomes immediate, in which event the Company would be liable to the Chairman (in addition to amounts accrued in the financial statements) in the amount of approximately $650,000.

    The Company is subject to a loan agreement between the Company, certain of the DLJMB Entities and an executive of the Company whereby the Company has an obligation to assume an $800,000 loan made to said executive, should certain of the DLJMB Entities elect. At December 25, 1999, the DLJMB Entities have not exercised such election (see note 18 to consolidated financial statements).

15. BENEFIT PLANS

    On October 12, 1992, the Company adopted the 1992 Stock Option Plan of Duane Reade Holding Corp. (the "Plan"). Under the Plan, a committee designated by the Board of Directors to administer the Plan (the "Committee") may grant, to executive and other key employees of the Company, nonqualified stock options to purchase up to an aggregate of 510,757 shares of common stock of the Company at an exercise price fixed by the Committee. The options are exercisable at such time or times as the Committee determines at or subsequent to grant. The term of the options set by the Committee shall not exceed 10 years. The plan has been frozen with respect to future grants.

                                DUANE READE INC.

                        NOTES TO CONSOLIDATED STATEMENTS

15. BENEFIT PLANS (CONTINUED)

    At December 25, 1999, there were outstanding nonqualified stock options to purchase up to an aggregate of 534,222 shares of common stock (including 364,530 options granted outside the Plan), all of which are vested.

    Changes in options outstanding (including options granted outside the Plan) during 1999 and 1998 are summarized as follows:

                                                            OPTIONS PRICE PER SHARE
                                           ---------------------------------------------------------
                                                        $ 7.34-                              TOTAL
                                             $0.58      $12.77      $29.37      $40.86      OPTIONS
                                           ---------   ---------   ---------   ---------   ---------
Options outstanding, December 28, 1996...    750,044     29,128       29,128      29,128     837,428
Options granted..........................        851     68,953          851         851      71,506
Options exercised........................     (2,745)        --           --          --      (2,745)
Options cancelled........................   (262,747)    (2,745)      (2,745)     (2,745)   (270,982)
                                           ---------   ---------   ---------   ---------   ---------
Options outstanding, December 27, 1997...    485,403     95,336       27,234      27,234     635,207
Options exercised........................    (16,746)    (8,234)          --          --     (24,980)
Options cancelled........................     (1,099)    (1,099)      (9,333)     (9,333)    (20,864)
                                           ---------   ---------   ---------   ---------   ---------
Options outstanding, December 26, 1998...    467,558     86,003       17,901      17,901     589,363
Options exercised........................    (44,159)    (9,609)      (1,373)         --     (55,141)
Options cancelled........................         --         --           --          --          --
                                           ---------   ---------   ---------   ---------   ---------
Options outstanding, and exercisable
  December 25, 1999......................    423,399     76,394       16,528      17,901     534,222
                                           =========   =========   =========   =========   =========
Weighted average remaining life on
  outstanding options....................  6.3 years   6.9 years   4.0 years   4.0 years   6.2 years
Options exercisable at December 27,
  1997...................................    485,403     95,336       27,234      27,234     635,207
Options exercisable at December 26,
  1998...................................    467,558     86,003       17,901      17,901     589,363
Options exercisable at December 25,
  1999...................................    423,399     76,394       16,528      17,901     534,222

    During 1997, the Company adopted an Equity Participation Plan, as amended, which provides 1,971,181 options for shares of common stock of the Company to be granted to employees, consultants and non-employee directors of the Company if the Company meets specific performance targets. At December 25, 1999, options for 1,810,695 shares have been granted (net of options for 32,570 shares that have been cancelled) to employees and certain non-employee directors. Under the plan, shares granted to employees vest 20% on each of the first through fifth anniversarys of the issue date with some options subject to accelerated vesting if certain EBITDA targets are achieved.

                                DUANE READE INC.

15. BENEFIT PLANS (CONTINUED)
    Changes in options outstanding under the Equity Participation Plan during 1999, 1998 and 1997 are summarized as follows:

                                                            OPTIONS PRICE PER SHARE
                                           ---------------------------------------------------------
                                                                    $21.56-     $31.39-      TOTAL
                                             $8.33      $16.50      $29.38      $39.24      OPTIONS
                                           ---------   ---------   ---------   ---------   ---------
Options outstanding, December 28, 1996...         --          --          --          --          --
Options granted..........................  1,019,284          --          --          --   1,019,284
                                           ---------   ---------   ---------   ---------   ---------
Options outstanding, December 27, 1997...  1,019,284          --          --          --   1,019,284
Options granted..........................         --     143,000      40,000      40,000     223,000
Options cancelled........................    (13,512)         --          --          --     (13,512)
                                           ---------   ---------   ---------   ---------   ---------
Options outstanding, December 26, 1998...  1,005,772     143,000      40,000      40,000   1,228,772
Options granted..........................         --          --     596,981       4,000     600,981
Options exercised........................    (71,612)     (7,200)     (1,000)         --     (79,812)
Options cancelled........................     (6,081)     (6,400)     (6,577)         --     (19,058)
                                           ---------   ---------   ---------   ---------   ---------
Options outstanding at December 25,
  1999...................................    928,079     129,400     629,404      44,000   1,730,883
                                           =========   =========   =========   =========   =========
Weighted average remaining life on
  outstanding options....................  7.5 years   8.1 years   9.2 years   8.9 years   8.2 years

Options exercisable at December 27,
  1997...................................    283,753          --          --          --     283,753
Options exercisable at December 26,
  1998...................................    609,044          --      10,000          --     619,044
Options exercisable at December 25,
  1999...................................    928,079      25,880       7,000       8,000     968,959

    As permitted, the Company applies Accounting Principles Board Opinion
No. 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma decrease in the Company's net income for the 52 weeks ended December 25, 1999 would have been $2,470,000. The proforma increase in the Company's net loss for the 52 weeks ended December 26, 1998 and December 27, 1997 would have been $420,000 and less than $100,000, respectively. The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of of 50.0% in 1999, 50.0% in 1998 and 60.0% in 1997, risk free interest rates of 6.6% in 1999, a range from 4.16% to 5.79% in 1998 and 6.0% in 1997 and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to fiscal 1995 are not considered.

    The Company maintains an employee savings plan pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC") which covers substantially all non-union employees other than key employees as defined by IRC. Eligible participating employees may contribute up to 10% of their pretax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of pretax salaries) and has a feature under which the Company may contribute additional amounts for all eligible employees. During the 52 weeks ended December 25, 1999, the Company funded $59,000 of matching contributions for the 1998

                                DUANE READE INC.

15. BENEFIT PLANS (CONTINUED)
plan year. No employer contributions have yet been made for plan year 1999 and no employer contributions were made for plan year 1997.

    Duane Reade is under contract with local unions to contribute to multi-employer pension and welfare benefit plans for certain of its employees. For the 52 weeks ended December 25, 1999, December 26, 1998 and December 27, 1997, contributions to such plans were $10,159,000, $8,658,000 and $6,751,000, respectively.

16. EXTRAORDINARY CHARGE

    During the 52 weeks ended December 26, 1998, as a result of the completion of the Refinancing Plan, the Company incurred a $23.6 million extraordinary charge due to the early extinguishment of debt. The extraordinary charge included redemption premiums on the 12% Senior Notes and Zero Coupon Notes of approximately $11.5 million, accelerated amortization of deferred financing costs and other transaction expenses of approximately $8.1 million, and accelerated accretion of Zero Coupon Notes to the indenture stated value of approximately $4.0 million.

17. NONRECURRING CHARGES

    During the first quarter of 1997, the Company considered a public offering of its common stock and took certain steps in connection with these plans. Such plans were abandoned upon consummation of the transaction discussed in Note 1.

    Costs and expenses incurred in connection with the abandoned public offering, the recapitalization and the exchange offers referred to in Note 1 aggregated approximately $12.7 million, including investment banking fees of $7.7 million (including $3.5 million to an affiliate of the Investors and $0.6 million to the Stockholders), write-off of unamortized deferred financing costs relating to the Former Credit Agreement of $1.8 million, legal and accounting fees of $1.6 million, stand-by commitment fees relating to the exchange offers of $1.2 million to an affiliate of the Investors and other costs of $0.4 million. The Company has treated these expenses as non-recurring because such expenses related to financing activities in connection with the Recapitalization and related events, which the Company does not expect to repeat.

18. RELATED PARTY TRANSACTIONS

    In 1992, the Company and the then principal stockholder of the Company (who has subsequently sold most of its shares, see Note 1) entered into a professional services agreement whereby consulting, advisory, financial and other services were provided at the Company's request, for a five year term. During the 52 weeks ended December 25, 1999 and December 26, 1998, such fees aggregated approximately $.4 million and $1.0 million, respectively.

    During the 52 weeks ended December 27, 1997, the Investors paid an executive approximately $0.8 million for advisory services rendered and a former executive approximately $1.6 million for the repurchase and cancellation of exercisable stock options. The accompanying financial statements do not reflect such payments.

    On September 30, 1997, the Company entered into the Former Credit Agreement in which DLJ Capital Funding, Inc., an affiliate of the Investors ("DLJ Funding"), acted as the arranger and syndication agent. In connection with the Former Credit Agreement, DLJ Funding received a customary funding fee of

                                DUANE READE INC.

18. RELATED PARTY TRANSACTIONS (CONTINUED) approximately $2.4 million. On February 13, 1998, the Company entered into the Existing Credit Agreement, for which DLJ Funding acted as the manager and syndication agent. In connection with the Existing Credit Agreement, DLJ Funding received a customary funding fee of approximately $1.9 million. On
September 11, 1998, the Existing Credit Agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ Funding received a customary funding fee of approximately $1.8 million. On
March 17, 1999 and again on December 16, 1999 the existing credit agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $.7 million.

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

    On November 9, 1998, upon unanimous approval of the Board of Directors of the Company, the Company extended a $2.0 million loan to the Company's Chief Executive Officer (the "CEO Loan"). For so long as the Existing Credit Agreement is outstanding, the CEO Loan bears interest at the rate of interest paid by the Company on its revolving loans outstanding under the Existing Credit Agreement. Thereafter, the CEO Loan will bear interest at LIBOR plus 300 basis points. The CEO Loan becomes due upon the earliest to occur of (i) the termination of the executive's employment with the Company, (ii) the termination of the executive's employment agreement with the Company, (iii) any sale by the executive of 15% or more of the Company's common stock held by the executive or (iv) November 9, 2003.

    The Company is subject to a loan agreement between the Company, certain of the DLJMB Entities and the Company's Chief Executive Officer ("Executive") whereby the Company has an obligation to assume an $800,000 loan made to Executive should certain of the DLJMB Entities elect. At December 25, 1999, the DLJMB Entities have not exercised such election. During 1999, as approved by the Board of Directors, the Company paid $200,000 of the original principal amount of $1,000,000 under the loan agreement to the DLJMB entities, as well as $97,314 in interest. The Executive has entered into a separate promissory note dated June 7, 1999 with the Company for the amount of the total Company payment of $297,314. The terms of this promissory note require the executive to repay the principal amount of the note and all accrued interest in full on December 19, 2002. Interest accrues on this note at the federal mid-term rate in effect within 30 days after the payment by the Company to the Executive of any incentive bonus. Under the Executive's employment contract, interest on this note will be forgiven by the Company if certain EBITDA targets are achieved. On December 30, 1999 the Company made an additional payment of $200,000 to the DLJMB Entities on the remaining balance of $800,000 as well as $78,583 in interest. The Executive has entered into a separate promissory note dated December 30, 1999 with the Company for the

                                DUANE READE INC.

18. RELATED PARTY TRANSACTIONS (CONTINUED) amount of the total Company payment of $278,583. This promissory note has the same terms as stated for the $297,314 note discussed above.

19. INCOME (LOSS) PER COMMON SHARE

    The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):

                                                                    FOR THE 52 WEEKS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 25,   DECEMBER 26,   DECEMBER 27,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
Income (loss) before extraordinary charge...............     $40,691        $18,787       $(14,714)
Extraordinary charge....................................          --        (23,600)            --
                                                             -------        -------       --------
Net income (loss).......................................     $40,691        $(4,813)      $(14,714)
                                                             =======        =======       ========
Weighted average number of common shares outstanding
  during the period-basic...............................      17,119         16,198         10,161
Dilutive potential securities...........................         852          1,310             --
                                                             -------        -------       --------
Weighted average number of shares outstanding-diluted...      17,971         17,508         10,161
                                                             =======        =======       ========
Per common share-basic
Income (loss) before extraordinary charge...............     $  2.38        $  1.16       $  (1.45)
Extraordinary charge....................................          --          (1.46)            --
                                                             -------        -------       --------
Net income (loss).......................................     $  2.38        $ (0.30)      $  (1.45)
                                                             =======        =======       ========
Per common share-diluted
Income (loss) before extraordinary charge...............     $  2.26        $  1.07       $  (1.45)
Extraordinary charge....................................          --          (1.34)            --
                                                             -------        -------       --------
Net income (loss).......................................     $  2.26        $ (0.27)      $  (1.45)
                                                             =======        =======       ========

    Options to purchase 672,833 shares of common stock were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the Common Shares.

    During the 52 weeks ended December 27, 1997 the Company had no publicly traded stock.

                                DUANE READE INC.

20. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                 DECEMBER 25,         DECEMBER 26,
QUARTER                                              1999                 1998
-------                                          ------------         ------------
                                                  IN THOUSANDS, EXCEPT PER SHARE
                                                              AMOUNTS
SALES
First..........................................    $190,364             $119,383
Second.........................................     208,675              134,796
Third..........................................     211,085              144,472
Fourth.........................................     229,647              188,781
                                                   --------             --------
Year...........................................    $839,771             $587,432
                                                   ========             ========
GROSS PROFIT
First..........................................    $ 45,956             $ 28,806
Second.........................................      52,219               34,563
Third..........................................      56,096               39,110
Fourth.........................................      63,990               53,928
                                                   --------             --------
Year...........................................    $218,261             $156,407
                                                   ========             ========
NET INCOME (LOSS)
First..........................................    $  2,036             $(24,555)(1)
Second.........................................       5,067                3,741
Third..........................................       7,260                5,763
Fourth.........................................      26,328(2)            10,238
                                                   --------             --------
Year...........................................    $ 40,691             $ (4,813)
                                                   ========             ========
NET INCOME (LOSS) PER COMMON SHARE (BASIC)
First..........................................    $   0.12             $  (1.77)
Second.........................................        0.30                 0.22
Third..........................................        0.42                 0.34
Fourth.........................................        1.53                 0.60
Year...........................................        2.38                (0.30)
NET INCOME (LOSS) PER COMMON SHARE (DILUTED)
First..........................................    $   0.11             $  (1.77)
Second.........................................        0.28                 0.21
Third..........................................        0.39                 0.31
Fourth.........................................        1.47                 0.56
Year...........................................        2.26                (0.27)

------------------------

(1) Includes an extraordinary charge of $23,600 due to the early extinguishment of debt (see Note 17).

(2) Includes a tax benefit of $13.9 million due to the reversal of a $30.8 million deferred tax asset valuation reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under the headings "Election of Directors;" "Executive Officers and Key Employees" and "Other Business for
Meeting-Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 1, 2000 to be filed with the Securities and Exchange Commission on or before April 7, 2000 (the "2000 Proxy Statement") is incorporated herein by reference with respect to each of the Company's directors and the executive officers who are not also directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The information contained under the headings "Director Compensation," "Executive Compensation" and "Report of Compensation Committee" of the 2000 Proxy Statement is incorporated herein by reference with respect to the Company's chief executive officer, the four other most highly compensated executive officers of the Company and the Company's directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "Security Ownership of Certain Owners and Management" of the 2000 Proxy Statement is incorporated herein by reference with respect to certain beneficial owners, the directors and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Relationships and Related Transactions" of the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this report:

       (i) Financial Statements

       (ii) Exhibits:

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         3.1(i)         Amended and Restated Certificate of Incorporation of the
                        Company (incorporated by reference to Exhibit 3.1(i) to the
                        Common Stock S-1).
         3.1(ii)        Form of Amended and Restated Bylaws of the Company
                        (incorporated by reference to Exhibit 3.1(i) to the Common
                        Stock S-1).
         3.2(i)         Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 with respect to the
                        Company's 9 1/4% Senior Subordinated Notes due 2008 (the
                        "Notes S-1")).
         3.2(ii)        By-laws of DRI I Inc. (incorporated by reference to Exhibit
                        3.2(ii) of the Notes S-1)
         3.3            Second Amended and Restated Partnership Agreement of Duane
                        Reade. (incorporated by reference to Exhibit 3.3 of the
                        Notes S-1)
         3.4(i)         Certificate of Incorporation of Duane Reade International,
                        Inc.
         3.4(ii)        Bylaws of Duane Reade International, Inc.
         3.5(i)         Certificate of Incorporation of Duane Reade Realty, Inc.
         3.5(ii)        Bylaws of Duane Reade Realty, Inc.
         4.1            Form of Indenture. (incorporated by reference to Exhibit 4.1 of the Notes S-1)
        10.1            Duane Reade Inc. 1997 Equity Participation Plan
                        (incorporated by reference to Exhibit 10.1 to the Company's
                        Form S-1 registration Statement (File No. 333-41239), the
                        "Common Stock S-1").
        10.2            Duane Read Inc. Holding Corp. 1992 Stock Incentive Plan
                        (incorporated by reference to Exhibit 10.2 to the Common
                        Stock S-1).
        10.3            Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
        10.4            Employment Agreement, dated as of February 22, 1993, as
                        amended, between the Company and Gary Charboneau
                        (incorporated by reference to Exhibit 10.4 to the Common
                        Stock S-1).
        10.5            Employment Agreement, dated as of April 10, 1995, as
                        amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
        10.6            Employment Letter Agreement, dated as of October 9, 1996,
                        between Duane Reade and Joseph Lacko (incorporated by
                        reference to Exhibit 10.6 to the Common Stock S-1).
        10.7            Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by
                        reference to Exhibit 10.7 to the Common Stock S-1).
        10.8            Agreement, dated as of November 22, 1996 between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated
                        Industries Warehouse Employees Local 815 (incorporated by
                        reference to Exhibit 10.8 to the Common Stock S-1).
        10.9            Agreement, dated July 16, 1992, as amended, between Duane
                        Reade and Allied Trades Council (incorporated by reference to Exhibit 10.9 to the Common Stock S-1).
        10.10           Agreement, dated February 4, 1997, as amended between Duane
                        Reade and The Pharmacy Fund, Inc. (incorporated by reference to Exhibit 10.10 to the Common Stock S-1).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.11           Stockholders and Registration Rights Agreement, dated as of
                        June 18, 1997, among the Company, DLJMB Funding II, Inc.,
                        DLJ Merchant Banking Partners II, L.P., DLJ Diversified
                        Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners,
                        II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997
                        Partners, Bankers Trust New York Corporation, Conac & Co.,
                        Muico & Co., Roton & Co., Putnam High Yield Trust,
                        PaineWebber Managed Investment Trust on behalf of
                        PaineWebber High Income Fund, USL Capital Corporation,
                        Pearlman Family Partners, The Marion Trust, Bruce L. Weitz,
                        BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital
                        Fund L.P., Tyler International, L.P.-II, and Tyler
                        Massachusetts, L.P. (incorporated by reference to Exhibit
                        10.13 to the Common Stock S-1).
        10.12           Second Amended and Restated Credit Agreement, dated as of
                        March 17, 1999, among Duane Reade, as the Borrower, Duane
                        Reade Inc. and DRI I Inc., as the Parent Guarantors, Various
                        Financial Institutions set forth therein, as the Lenders,
                        DLJ Capital Funding, Inc., as the Syndication Agent for the
                        Lenders, Fleet National Bank, as the Administrative Agent
                        for the Lenders and Credit Lyonnais New York Branch, as the
                        Documentation Agent for the Lenders.
        10.13           Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I
                        Inc. and Fleet National Bank, as Administrative Agent
                        (incorporated by reference to Exhibit 10.15 to the Company's
                        Current Report on Form 8-K dated September 24, 1998).
        10.14           Amended and Restated Borrower Security Agreement, dated as of September 11, 1998 between Duane Reade and Fleet National
                        Bank as Administrative Agent (incorporated by reference to
                        Exhibit 10.16 to the Company's Current Report on Form 8-K
                        dated September 24, 1998).
        10.15           Amended and Restated Holdings Pledge Agreement, dated as of
                        September 11, 1998, among Duane Reade Inc. and Fleet
                        National Bank, as Administrative Agent (incorporated by
                        reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
        10.16           Amendment Agreement to Credit Agreement, dated as of
                        March 17, 1999, among Duane Reade, Duane Reade Inc., DRI I
                        Inc., various financial institutions as Lenders, DLJ Capital
                        Funding, Inc., as Syndication Agent, Fleet National Bank, as
                        Administrative Agent, and Credit Lyonnais New York Branch,
                        as Documentation Agent.
        10.17           Promissory Note, dated as of November 9, 1998, between the
                        Company and Anthony J. Cuti (incorporated by reference to
                        Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 26, 1998).
        10.18*          Employment Letter, dated June 10, 1999, between the Company and John K. Henry
        10.19*          Promissory Note, dated as of June 7, 1999, between the
                        Company and Anthony J. Cuti.
        10.20*          Promissory Note, dated as of December 30, 1999, between the
                        Company and Anthony J. Cuti.
        10.21*          Third Amended and Restated Credit Agreement dated as of
                        March 17, 2000 among Duane Reade, as the Borrower, Duane
                        Reade Inc. and DRI I Inc. as the Parent Guarantors, Various
                        Financial Institutions set forth therein, as the Lenders,
                        DLJ Capital Funding Inc. as the Syndication Agent for the
                        Lenders and Credit Lyonnais New York Branch, as the
                        Documentation Agent for the Lenders.
        10.22*          Amendment Agreement to Credit Agreement, dated as of
                        March 17, 2000 among Duane Reade, Duane Reade Inc., DRI I
                        Inc., Various Financial Institutions as Lenders, DLJ Capital
                        Funding, Inc. as Syndication Agent Fleet National Bank, as
                        Administrative Agent and Credit Lyonnais New York Branch, as
                        Documentation Agent.
        10.23*          First Amendment to Employment Agreement dated March 13, 2000 between the Company and Anthony Cuti.
        21.1*           Subsidiaries of the Company.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
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

Dated: March   , 2000

                                                       DUANE READE INC.
                                                       (Registrant)

                                                       By:              /s/ JOHN K. HENRY
                                                            -----------------------------------------
                                                                       Name: John K. Henry
                                                                 Title: SENIOR VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant in the capacities indicated on March   , 2000:

                     SIGNATURES                                            TITLES
                     ----------                                            ------
                 /s/ ANTHONY J. CUTI
     -------------------------------------------       President and Chief Executive Officer and
                   Anthony J. Cuti                       Director (Principal Executive Officer)

                  /s/ JOHN K. HENRY
     -------------------------------------------       Senior Vice President, Chief Financial Officer
                    John K. Henry                        (Principal Accounting and Financial Officer)

               /s/ NICOLE S. ARNABOLDI
     -------------------------------------------       Director
                 Nicole S. Arnaboldi

                 /s/ DAVID L. JAFFE
     -------------------------------------------       Director
                   David L. Jaffe

                /s/ DAVID W. JOHNSON
     -------------------------------------------       Director
                  David W. Johnson

                  /s/ KEVIN ROBERG
     -------------------------------------------       Director
                    Kevin Roberg

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March   , 2000

                                                       DRI I INC.

                                                       By:  /s/ JOHN K. HENRY
                                                            -----------------------------------------
                                                            Name: John K. Henry
                                                            Title: Senior Vice President and Chief
                                                                   Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this
report has been signed below on March   , 2000 by the following persons in the
capacities indicated with respect to DRI I Inc.:

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------
                 /s/ ANTHONY J. CUTI                   President and Chief Executive Officer and
     -------------------------------------------         Director
                   Anthony J. Cuti                       (Principal Executive Officer)

                  /s/ JOHN K. HENRY
     -------------------------------------------       Senior Vice President, Chief Financial Officer
                    John K. Henry                        (Principal Accounting and Financial Officer)

               /s/ NICOLE S. ARNABOLDI
     -------------------------------------------       Director
                 Nicole S. Arnaboldi

                 /s/ DAVID L. JAFFE
     -------------------------------------------       Director
                   David L. Jaffe

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March   , 2000

DRI I INC., A GENERAL PARTNER                   DUANE READE INC.

By:  /s/ JOHN K. HENRY                          By:  /s/ JOHN K. HENRY
     ----------------------------------------        ----------------------------------------
     Name: John K. Henry                             Name: John K. Henry
     Title: Senior Vice President and Chief          Title: Senior Vice President and Chief
            Financial Officer                               Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this
report has been signed below on March   , 2000 by the following persons in the
capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------
                 /s/ ANTHONY J. CUTI                   President and Chief Executive Officer and
     -------------------------------------------         Director
                   Anthony J. Cuti                       (Principal Executive Officer)

                  /s/ JOHN K. HENRY
     -------------------------------------------       Senior Vice President, Chief Financial Officer
                    John K. Henry                        (Principal Accounting and Financial Officer)

               /s/ NICOLE S. ARNABOLDI
     -------------------------------------------       Director
                 Nicole S. Arnaboldi

                 /s/ DAVID L. JAFFE
     -------------------------------------------       Director
                   David L. Jaffe

                  /s/ KEVIN ROBERG
     -------------------------------------------       Director*
                    Kevin Roberg

                /s/ DAVID W. JOHNSON
     -------------------------------------------       Director*
                  David W. Johnson

------------------------

*   Duane Reade Inc. only.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March   , 2000

                                                DUANE READE REALTY, INC.

                                                By:  /s/ JOHN K. HENRY
                                                     ----------------------------------------
                                                     Name: John K. Henry
                                                     Title: Senior Vice President and Chief
                                                            Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this
report has been signed below on March   , 2000 by the following persons in the
capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------
                 /s/ ANTHONY J. CUTI                   President and Chief Executive Officer and
     -------------------------------------------         Director
                   Anthony J. Cuti                       (Principal Executive Officer)

                  /s/ JOHN K. HENRY
     -------------------------------------------       Senior Vice President, Chief Financial Officer
                    John K. Henry                        (Principal Accounting and Financial Officer)

               /s/ NICOLE S. ARNABOLDI
     -------------------------------------------       Director
                 Nicole S. Arnaboldi

                 /s/ DAVID L. JAFFE
     -------------------------------------------       Director
                   David L. Jaffe

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March   , 2000

                                                DUANE READE INTERNATIONAL, INC.

                                                By:  /s/ JOHN K. HENRY
                                                     ----------------------------------------
                                                     Name: John K. Henry
                                                     Title: Senior Vice President and Chief
                                                            Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this
report has been signed below on March   , 2000 by the following persons in the
capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------
                 /s/ ANTHONY J. CUTI                   President and Chief Executive Officer and
     -------------------------------------------         Director
                   Anthony J. Cuti                       (Principal Executive Officer)

                  /s/ JOHN K. HENRY
     -------------------------------------------       Senior Vice President, Chief Financial Officer
                    John K. Henry                        (Principal Accounting and Financial Officer)

               /s/ NICOLE S. ARNABOLDI
     -------------------------------------------       Director
                 Nicole S. Arnaboldi

                 /s/ DAVID L. JAFFE
     -------------------------------------------       Director
                   David L. Jaffe