Form 10-Q
period 2000-03-25
DUANE READE INC; DUANE READE; DRI I INC; DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC
filed 2000-05-03
CIK 895364, 895366, 1052796, 1095722, 1095723

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q
     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
         For the quarterly period ended March 25, 2000. Commission file number 333-41239
                         ------------------------------

                                DUANE READE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                  04-3164702
(STATE OR OTHER JURISDICTION OF INCORPORATION           (IRS EMPLOYER ID NUMBER)
     OR ORGANIZATION)


          DRI I INC.*                         DELAWARE             04-3166107
          DUANE READE*                        NEW YORK             11-2731721
          DUANE READE REALTY, INC.*           DELAWARE             13-4074383
          DUANE READE INTERNATIONAL, INC.*    DELAWARE             22-3672347

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

        440 NINTH AVENUE
       NEW YORK, NEW YORK                                               10001
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (212) 273-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------
Common Stock, $.01 par value per share             New York Stock Exchange, Inc.
9 1/4% Senior Subordinated Notes due 2008                     None

                          ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                                      None.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of the Common Stock outstanding as of May 1, 2000:
                                   17,505,785




================================================================================

                                      INDEX


                                                                            PAGE

PART I

      ITEM 1. - FINANCIAL STATEMENTS

            Consolidated Statements of Operations (Unaudited)
                  For the 13 Weeks Ended March 25, 2000 and March 27, 1999    3

            Consolidated Balance Sheets
                  As of March 25, 2000 (Unaudited) and December 25, 1999      4

            Consolidated Statements of Cash Flows (Unaudited) -
                  For the 13 Weeks Ended March 25, 2000 and March 27, 1999    5

            Notes to Consolidated Financial Statements                        6

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         8

PART II       -   OTHER INFORMATION                                          12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DUANE READE INC.
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                          For the 13 Weeks Ended
                                                      ---------------------------
                                                          March 25,    March 27,
                                                            2000         1999
                                                      -------------    ----------

Net sales                                                 $226,275      $190,364
Cost of sales                                              171,629       144,408
                                                          --------      --------

Gross profit                                                54,646        45,956
                                                          --------      --------

Selling, general & administrative expenses                  36,748        31,721
Amortization                                                 2,542         2,286
Depreciation                                                 3,372         2,377
Store pre-opening expenses                                     305           279
                                                          --------      --------
                                                            42,967        36,663
                                                          --------      --------

Operating income                                            11,679         9,293
Interest expense, net                                        8,238         6,780
                                                          --------      --------

Income before income taxes                                   3,441         2,513
Income taxes                                                 1,515           477
                                                          --------      --------

Net income                                                $  1,926      $  2,036
                                                          ========      ========

Per Common Share - Basic

    Net income                                            $   0.11      $   0.12
                                                          ========      ========

    Weighted Average Common Shares Outstanding              17,404        17,088
                                                          ========      ========

Per Common Share - Diluted

    Net income                                            $   0.11      $   0.11
                                                          ========      ========

    Weighted Average Common Shares Outstanding              18,103        18,402
                                                          ========      ========



   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                              March 25,   December 25,
                                                                2000          1999
                                                            ------------  ------------
                                                            (Unaudited)
                         ASSETS
Current Assets
   Cash                                                       $   1,116      $   1,013
   Receivables                                                   37,515         38,266
   Inventories                                                  154,103        154,090
   Deferred income taxes                                         15,427         15,427
   Prepaid expenses                                               4,953          4,107
                                                              ---------      ---------
     TOTAL CURRENT ASSETS                                       213,114        212,903
Property and equipment, net                                      93,217         89,958
Goodwill, net of accumulated amortization of $27,793 and
  $26,745                                                       147,927        148,975
Deferred income taxes                                            18,793         19,808
Other assets                                                     44,893         40,463
                                                              ---------      ---------
     TOTAL ASSETS                                             $ 517,944      $ 512,107
                                                              =========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                           $  36,473      $  52,012
   Accrued interest                                               1,560          3,519
   Other accrued expenses                                        23,300         25,585
   Current portion of long-term debt                             10,450          9,850
   Current portion of capital lease obligations                   1,924          1,901
                                                              ---------      ---------
     TOTAL CURRENT LIABILITIES                                   73,707         92,867

Long-term debt, less current portion                            336,750        326,313
Capital lease obligations, less current portion                   2,331          2,978
Other noncurrent liabilities                                     30,974         23,433
                                                              ---------      ---------
     TOTAL LIABILITIES                                          443,762        445,591
                                                              ---------      ---------

Stockholders' equity
   Preferred stock, $0.01 par; authorized 5,000,000
      shares; issued and outstanding: none                           --             --
   Common stock, $0.01 par; authorized 75,000,000 shares;
     issued and outstanding 17,450,239 and 17,202,955
     shares                                                         175            172
   Paid-in capital                                              134,978        129,241
   Accumulated deficit                                          (60,971)       (62,897)
                                                              ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                                  74,182         66,516
                                                              ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 517,944      $ 512,107
                                                              =========      =========


   The accompanying notes are an integral part of these financial statements.

                                  DUANE READE INC.
                 Consolidated Statements of Cash Flows (Unaudited)
                                   (In thousands)

                                                                 For the 13 Weeks Ended
                                                               --------------------------
                                                                March 25,      March 27,
                                                                  2000           1999
                                                               -----------   ------------
Cash flows from operating activities:
   Net income                                                    $  1,926        $  2,036
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of property and
         equipment                                                  3,372           2,377
      Amortization of goodwill and other intangibles                2,940           3,049
      Deferred Tax Provision                                        1,015              --
      Other                                                         1,250           1,074
   Changes in operating assets and liabilities
     (net of the effect of acquisitions):
     Receivables                                                      751           (3,118)
     Inventories                                                      178            2,532
     Accounts payable                                              (9,277)           5,574
     Prepaid and accrued expenses                                  (5,141)         (10,712)
     Other assets and liabilities, net                               (666)          (1,737)
                                                                 --------         --------
      NET CASH PROVIDED BY / (USED IN) OPERATING
         ACTIVITIES                                                (3,652)          1,075
                                                                 --------        --------

Cash flows from investing activities:
   Capital expenditures                                            (5,788)        (11,834)
   Lease acquisition & other costs                                   (220)         (2,064)
   Proceeds from sale of assets                                        --           6,517
                                                                 --------        --------
      NET CASH (USED IN) INVESTING ACTIVITIES                      (6,008)         (7,381)
                                                                 --------        --------

Cash flows from financing activities:
   Net borrowings (repayments) - term loans                         7,537          23,600
   Net borrowings (repayments) - revolving credit facility          3,500         (16,500)
   Exercise of stock options                                          327             752
   Financing costs                                                 (1,139)         (1,080)
   Repayments of capital lease obligations                           (462)           (423)
                                                                 --------        --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                     9,763           6,349
                                                                 --------        --------

Net increase in cash                                                  103              43
Cash at beginning of period                                         1,013             869
                                                                 --------        --------
Cash at end of period                                            $  1,116        $    912
                                                                 ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations and financial position of Duane Reade Inc. (the "Company"), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the year ended December 25, 1999. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 25, 1999. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the consolidated financial statements present the combined assets and operations of the subsidiary guarantors.


2. NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's stock options. Options to purchase 694,934 shares at March 25, 2000 and 58,234 shares at March 27, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

3. INCOME TAXES

Income taxes are recorded based on the estimated effective tax rate expected to be applicable for the full fiscal year. The effective tax rate is greater than the statutory rate, reflecting the impact of non-deductible goodwill.

4. ACQUISITIONS

During the first quarter of 2000, the Company acquired certain assets of three separate independently owned single-site pharmacy establishments. The total cost of these acquisitions was $5.4 million, paid for by the issuance of additional capital stock and allocated as follows: lease acquisition ($4.0 million), property and equipment ($0.7 million), customer lists ($0.6 million) and inventory ($0.2 million), net of reserves for expenses and liabilities assumed ($0.1 million). The operations of the acquired stores have been included in the consolidated statement of income from the dates of the acquisitions. The pro-forma impact of these acquisitions was not material to sales or results of operations of the Company for the period ending March 25, 2000.

5. INCOME PER COMMON SHARE

The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

                                                            For the 13 Weeks Ended
                                                        ------------------------------
                                                           March 25,      March 27,
                                                             2000            1999
                                                        ------------    --------------

Net Income                                                 $ 1,926          $ 2,036

Weighted average number of common shares
  outstanding during the period - basic                     17,404           17,088
Potential dilutive shares                                      699            1,314
                                                           -------          -------
Weighted average number of shares outstanding -
  diluted                                                   18,103           18,402
                                                           =======          =======

Per common share - basic
                                                           -------          -------
Net Income                                                 $  0.11          $  0.12
                                                           =======          =======

Per common share - diluted
                                                           -------          -------
Net Income                                                 $  0.11          $  0.11
                                                           =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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





RESULTS OF OPERATIONS

The following sets forth the results of operations as a percentage of net sales for the periods indicated.

                                                For the 13 Weeks Ended
                                             ----------------------------
                                               March 25,     March 27,
                                                 2000           1999
                                             ------------   -----------

Net Sales                                          100.0%        100.0%
Cost of Sales                                       75.8          75.9
                                             ------------   -----------
Gross Profit                                        24.2          24.1
Selling, general and administrative expenses        16.2          16.7
Amortization                                         1.2           1.2
Depreciation                                         1.5           1.2
Store pre-opening expenses                           0.1           0.1
                                             ------------   -----------
Operating Income                                     5.2           4.9
Interest expense, net                                3.7           3.6
                                             ------------   -----------
Income before income taxes                           1.5           1.3
Income taxes                                         0.6           0.2
                                             ------------   -----------
Net Income                                           0.9%         1.1%
                                             ============   ===========





Net sales in the first quarter 2000 were $226.3 million, an increase of 18.9% over last year's first quarter net sales of $190.4 million. The increase was attributable to increased comparable store sales of 8.1%, the full quarterly impact of three stores opened during the first quarter of 1999 and the sales from 22 additional stores which have opened since the comparable period last year. The Company opened four stores during the first quarter of 2000 compared to three store openings during the first quarter of 1999. At March 25, 2000 the Company operated 153 stores, versus 131 at March 27, 1999.

Gross Profit margin increased to 24.2% for the 13 weeks ended March 25, 2000 compared to 24.1% for the 13 weeks ended March 27, 1999. This increase reflects the Company's successful efforts to re-merchandise its front-end departments, offsetting the impact of the faster growth rate in lower margin pharmacy sales.

Selling, general and administrative expenses were $36.7 million or 16.2% of net sales and $31.7 million or 16.7% of net sales in the first quarter of 2000 and 1999, respectively. The percentage decrease in 2000 compared to 1999 resulted principally from the Company's ability to leverage expenses from the maturing stores opened over the past several years.

Amortization of goodwill and other intangibles in the first quarter of 2000 and 1999 was $2.5 million and $2.3 million, respectively. This increase resulted primarily from increases in the amortization of lease acquisition and customer list costs for pharmacy acquisitions completed since the prior year quarter.

The increase in depreciation expense from $2.4 million in the first quarter of 1999 to $3.4 million in the first quarter of 2000 is reflective of the quarterly impact of a full year's depreciation expense on 1999 capital spending to be recorded in the current year versus a half-year in fiscal 1999, as well as the quarterly impact of a half year's depreciation expense on estimated current year capital expenditures.

The Company incurred pre-opening costs of $0.3 million during the first quarter of 2000 related to the opening of four stores. Pre-opening costs in the first quarter of 1999 of $0.3 million were attributable to the opening of three stores.

Net interest expense increased 21.5% to $8.2 million in the first quarter of 2000 from $6.8 million in the first quarter of 1999. The increase is attributable to several factors, including higher average borrowings on the Company's revolving credit facility ($0.6 million), additional term and other borrowings obtained subsequent to the first quarter of 1999 ($0.5 million) and an increase in short-term interest rates ($0.3 million) that directly affected the Company's interest rate on its floating rate term and revolving loans.

Income before income taxes in the first quarter of 2000 improved 36.9% to $3.4 million from $2.5 million a year ago, reflecting increased sales and operating margins partially offset by increases in interest expense.

In the first quarter of 2000, the Company recorded an income tax provision of $1.5 million. This was based on an estimated annual statutory rate of 41.0%, adjusted to reflect the non-deductibility of $3.0 million of goodwill charges anticipated to be included in the current year's results. The resultant effective annual tax rate for the current year is expected to be 44.0% of pre-tax income. In the comparable period last year, income taxes of $0.5 million were based on an effective tax rate of 19.0%, which reflected the recognition of tax benefits related to net operating loss carryforwards.

The Company's first quarter net income was $1.9 million, compared to $2.0 million in the first quarter of 1999, due to the factors previously discussed.








LIQUIDITY AND CAPITAL RESOURCES

Working capital was $139.4 million and $120.1 million as of March 25, 2000 and December 25, 1999 respectively. The increase is primarily due to reductions in accounts payable resulting from payments for inventory acquired during the fourth quarter related to the year 2000 contingency plan, extended vendor dating on approximately $5.0 million of fourth quarter 1999 purchases paid during the first quarter this year and the reclassification of approximately $6.0 million of accounts payable liabilities from short term to long term related to the termination of a secondary pharmaceutical supplier contract.

The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, and other non-cash charges) for the first quarter of 2000 increased by 25.4% to $18.8 million from $15.0 million in the first quarter of 1999. EBITDA as a percentage of sales was 8.3% in 2000 compared to 7.9% in 1999.

For the first quarter of 2000, net cash used in operating activities was $3.7 million, compared to cash provided by operating activities of $1.1 million during the first quarter of 1999. The primary reason for this use of cash was the decrease in accounts payable of $9.3 million, resulting from payments made for fourth quarter 1999 inventory purchases.

During the first quarter of 2000, net cash used in investing activities was $6.0 million compared to $7.4 million during the first quarter of 1999. While both figures reflect expenditures related to new store openings and remodeling of existing locations, the 1999 results include costs associated with the conversion of former Rock Bottom stores, net of proceeds realized from the disposition of assets of certain Rock Bottom locations and the Company's former primary distribution center.

For the quarter ended March 25, 2000, net cash provided by financing activities was $9.8 million compared to $6.3 million for the quarter ended March 27, 1999. The increase from last year resulted from higher average borrowings on the Company's revolving credit facility combined with $10 million of incremental term loan financing which the Company secured during the first quarter of 2000. In addition, the Company increased the capacity of its revolving credit facility from $40 million to $55 million. This will provide the Company with additional flexibility under the Company's credit agreement and allow the Company to adequately fund working capital requirements. At March 25, 2000, the Company had $32 million outstanding under the revolving credit facility and remaining availability of approximately $23 million.

The Company's capital requirements primarily result from opening and stocking new stores, renovations of existing stores and from the continuing development of management information systems. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 20 stores during the 2000 fiscal year. The Company expects to spend approximately $25 million in 2000 on capital expenditures primarily for new and replacement stores. Working capital is also required to provide inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving and term loan borrowings under the Company's credit agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's revolving and term loan borrowings under its credit agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates (see "Market Risk" on page 11).


TAX BENEFITS FROM NET OPERATING LOSSES

At December 25, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $68 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce or eliminate the Company's federal income taxes otherwise payable. The Internal

Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in
Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The
Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. The 1997 recapitalization of the Company, in which the DLJ entities and certain of its affiliates acquired a significant portion of the Company's outstanding capital stock (the "Recapitalization"), caused the Company to experience an ownership change. As a result, the Company currently is subject to an annual Section 382 Limitation of approximately $8.5 million in 2000 and 2001 and approximately $5.1 million from 2002 to 2018 on the amount of NOLs generated prior to the Recapitalization that the Company may utilize to offset future taxable income. NOLs generated by the Company since the Recapitalization (approximately $18 million) are not subject to the Section 382 Limitation and may be used to offset future taxable income. There can be no assurance that any NOLs will be able to be used by the Company to offset future taxable income or that such NOLs will not become subject to limitation due to future ownership changes.

SEASONALITY

In general, sales of drugstore items such as prescription drugs, over-the-counter drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products. In view of the Company's expansion of seasonal merchandising, the Company expects slightly greater revenue sensitivity relating to seasonality in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, but may do so in the future. The Company is required to adopt Statement No. 133 for the third quarter of 2000 and may adopt it earlier.

MARKET RISK

The financial results of the Company are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding (under the Company's credit agreement) was approximately $267.2 million at March 25, 2000, which is about the same level the Company expects its outstanding variable debt rate to be during the next twelve months. Based on March 25, 2000 outstanding balances, a 0.50% change in interest rates would affect pre-tax annual results of operations by approximately $1.3 million. The Company also has $80 million of Senior Notes outstanding at March 25, 2000. These notes, which bear interest payable semi-annually at a fixed 9 1/4%, are not subject to risk from interest rate fluctuations.

The principal objective of the Company's investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the quarter ended March 25, 2000, in connection with the Company's credit agreement requirements, the Company had an interest rate protection agreement in place. This agreement, which expires in November 2000, caps the LIBOR interest rate at 6.5% on $65 million of variable rate debt. At March 25, 2000 the thirty-day LIBOR rate was 6.00%.

PART II

                                OTHER INFORMATION


            ITEM 1.  LEGAL PROCEEDINGS

            The Company is a party to legal actions arising in the ordinary course of business. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company.

            ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            Not applicable

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

            ITEM 5.  OTHER INFORMATION

            Not applicable

            ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as a part of this report:

                  (i)   Financial Statements

                  (ii) Exhibits:

3.1(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii) Form of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).
3.2(i) Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii) By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) to the Notes S-1).
3.3 Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 to the Notes S-1).
3.4(i) Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999 (the "1999 10-K")).
3.4(ii) By-laws of Duane Reade International, Inc. (incorporated by reference to exhibit 3.4(ii) to the 1999 10-K).
3.5(i)              Certificate of Incorporation of Duane Reade Realty, Inc.
                    (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii) By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1 Form of Indenture (incorporated by reference to Exhibit 4.1 to the Notes S-1).
10.1 Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2 Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3 Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).

10.4                Employment Agreement, dated as of February 22, 1993, as
                    amended, between the Company and Gary Charboneau
                    (incorporated by reference to Exhibit 10.4 to the Common
                    Stock S-1).
10.5                Employment Agreement, dated as of April 10, 1995, as
                    amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6                Employment Letter Agreement, dated as of October 9, 1996,
                    between Duane Reade and Joseph Lacko (incorporated by
                    reference to Exhibit 10.6 to the Common Stock S-1).
10.7                Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by
                    reference to Exhibit 10.7 to the Common Stock S-1).
10.8                Agreement, dated as of November 22, 1996, between Duane
                    Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated
                    Industries Warehouse Employees Local 815 (incorporated by
                    reference to Exhibit 10.8 to the Common Stock S-1).
10.9                Agreement, dated July 16, 1992, as amended, between Duane
                    Reade and Allied Trades Council (incorporated by reference to Exhibit 10.9 to the Common Stock S-1).
10.10               Agreement, dated February 4, 1997, as amended, between
                    Duane Reade and The Pharmacy Fund, Inc. (incorporated by
                    reference to Exhibit 10.10 to the Common Stock S-1).
10.11               Stockholders and Registration Rights Agreement, dated as of
                    June 18, 1997, among the Company, DLJMB Funding II, Inc.,
                    DLJ Merchant Banking Partners II, L.P., DLJ Diversified
                    Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners,
                    II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997
                    Partners, Bankers Trust New York Corporation, Conac & Co.,
                    Muico & Co., Roton & Co., Putnam High Yield Trust,
                    PaineWebber Managed Investment Trust on behalf of
                    PaineWebber High Income Fund, USL Capital Corporation,
                    Pearlman Family Partners, The Marion Trust, Bruce L. Weitz,
                    BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital
                    Fund L.P., Tyler International, L.P.-II, and Tyler
                    Massachusetts, L.P. (incorporated by reference to Exhibit
                    10.13 to the Common Stock S-1).
10.12               Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I
                    Inc. and Fleet National Bank, as Administrative Agent
                    (incorporated by reference to Exhibit 10.15 to the Company's
                    Current Report on Form 8-K dated September 24, 1998).
10.13               Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet
                    National Bank as Administrative Agent (incorporated by
                    reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.14               Amended and Restated Holdings Pledge Agreement, dated as of
                    September 11, 1998, among Duane Reade Inc. and Fleet
                    National Bank, as Administrative Agent (incorporated by
                    reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.15               Promissory Note, dated as of November 9, 1998, between the
                    Company and Anthony J. Cuti (incorporated by reference to
                    Exhibit 10.16 to the Company's 1998 Annual Report on Form
                    10-K).
10.16               Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit
                    10.18 to the 1999 10-K).
10.17               Promissory Note, dated as of June 7, 1999, between the
                    Company and Anthony J. Cuti (incorporated by reference to
                    Exhibit 10.19 to the 1999 10-K).
10.18               Promissory Note, dated as of December 30, 1999, between the
                    Company and Anthony J. Cuti (incorporated by reference to
                    Exhibit 10.20 to the 1999 10-K).
10.19               Third Amended and Restated Credit Agreement, dated as of
                    March 17, 2000, among Duane Reade, as the Borrower, Duane
                    Reade Inc. and DRI I Inc., as the Parent Guarantors, Various
                    Financial Institutions set forth therein, as the Lenders,
                    DLJ Capital Funding, Inc., as the Syndication Agent for the
                    Lenders, and Credit Lyonnais New York Branch, as the
                    Documentation Agent for the Lenders (incorporated by
                    reference to Exhibit 10.21 to the 1999 10-K).
10.20               Amendment Agreement to Credit Agreement, dated as of March
                    17, 2000 among Duane Reade, Duane Reade Inc., DRI I Inc.,
                    Various Financial Institutions as Lenders, DLJ Capital
                    Funding, Inc. as Syndication Agent, Fleet National Bank as
                    Administrative Agent
                    and Credit Lyonnais New York Branch as Documentation Agent
                    (incorporated by reference to Exhibit 10.22 to the 1999
                    10-K).
10.21               First Amendment to Employment Agreement, dated March 13,
                    2000, between the Company and Anthony J. Cuti.
                    (incorporated by reference to Exhibit 10.23 to the 1999
                    10-K).
21.1                Subsidiaries of the Company (incorporated by reference to
                    Exhibit 21.1 to the 1999 10-K).
27.1*               Financial Data Schedules



* Filed herewith.

             (b)  Reports on Form 8-K:                None

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


Dated:      May 3, 2000
                                          DUANE READE, INC.
                                          (Registrant)

                                          By: /s/ John K. Henry
                                             ------------------------
                                             Name:  John K. Henry
                                             Title: Senior Vice President and
                                                    Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 3, 2000.

      SIGNATURES                   TITLES
      ----------                   ------

/s/ Anthony J. Cuti                President and Chief Executive
----------------------------       Officer and Director
Anthony J. Cuti                    (Principal Executive Officer)


/s/ John K. Henry                  Senior Vice President and Chief
----------------------------       Financial Officer
John K. Henry                      (Principal Accounting and Financial Officer)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 3, 2000
                                       DRI I INC.

                                       By: /s / John K. Henry
                                          -----------------------------
                                          Name:  John K. Henry
                                          Title: Senior Vice President and Chief
                                                 Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 3, 2000 by:

      SIGNATURES                    TITLES
      ----------                    ------

/s/ Anthony J. Cuti                 President and Chief Executive Officer and
-----------------------------       Director
Anthony J. Cuti                     (Principal Executive Officer)


/s/ John K. Henry                   Senior Vice President and Chief
-----------------------------       Financial Officer
John K. Henry                       (Principal Accounting and Financial Officer)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 3, 2000
                                             DUANE READE

By:   DRI I Inc., a general partner      By:   Duane Reade Inc., a general
                                               partner


By: /s/ John K. Henry                    By:/s/ John K. Henry
   -------------------------------          ---------------------------------
Name:   John K. Henry                    Name:  John K. Henry
Title:  Senior Vice President and        Title: Senior Vice President and Chief
        Chief Financial Officer                 Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 3, 2000 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):


            SIGNATURES                          TITLES
            ----------                          ------

/s/ Anthony J. Cuti                       President and Chief Executive
---------------------------               Officer and Director
Anthony J. Cuti                           (Principal Executive Officer)


/S/ John K. Henry                         Senior Vice President and Chief
---------------------------               Financial Officer
John K. Henry                             (Principal  Accounting and Financial Officer)




                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 3, 2000
                                       DUANE READE REALTY, INC.

                                       By: /s/ John K. Henry
                                          --------------------------------
                                          Name:  John K. Henry
                                          Title: Senior Vice President and Chief
                                                 Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 3, 2000 by:

      SIGNATURES                  TITLES
      ----------                  ------

/s/ Anthony J. Cuti               President and Chief Executive Officer and
---------------------------       Director
Anthony J. Cuti                   (Principal Executive Officer)


/s/ John K. Henry                 Senior Vice President and Chief
---------------------------       Financial Officer
John K. Henry                     (Principal  Accounting and Financial Officer)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 3, 2000
                                       DUANE READE INTERNATIONAL, INC.

                                       By: /s/ John K. Henry
                                          ------------------------------
                                          Name:  John K. Henry
                                          Title: Senior Vice President and Chief
                                                 Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 3, 2000 by:

      SIGNATURES                   TITLES
      ----------                   ------

/s/ Anthony J. Cuti                President and Chief Executive
---------------------------        Officer and Director
Anthony J. Cuti                    (Principal Executive Officer)


/s/ John K. Henry                  Senior Vice President and Chief
---------------------------        Financial Officer
John K. Henry                      (Principal Accounting and Financial Officer)