Form 10-Q
period 2000-06-24
DUANE READE INC
filed 2000-07-28
CIK 895364

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q
     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934
For the quarterly period ended June 24, 2000.   Commission file number 333-41239
                         ------------------------------

                                DUANE READE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                   04-3164702
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)


          DRI  I INC.*                      DELAWARE                 04-3166107
          DUANE READE*                      NEW YORK                 11-2731721
          DUANE READE INTERNATIONAL, INC*   DELAWARE                 22-3672347
          DUANE READE REALTY, INC *         DELAWARE                 13-4074383

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

       440 NINTH AVENUE
       NEW YORK, NEW YORK                                               10001
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (212) 273-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------                                  -----------------------------------------
Common Stock, $.01 par value per share                          New York Stock Exchange. Inc.
9 1/4% Senior Subordinated Notes due 2008                                    None

                          ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                                      None.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the Common Stock outstanding as of July 24, 2000:
    17,662,648



==============================================================================

                                      INDEX


                                                                         PAGE

PART I  -

      ITEM 1. - FINANCIAL STATEMENTS
            Consolidated Statements of Operations (Unaudited)
                  For the 13 and 26 Weeks Ended June 24, 2000 and June 26, 1999           3

            Consolidated Balance Sheets
                  As of June 24, 2000 (Unaudited) and December 25, 1999                   4

            Consolidated Statements of Cash Flows (Unaudited) -
                  For the 26 Weeks Ended June 24, 2000 and June 26, 1999                  5

            Notes to Consolidated Financial Statements (Unaudited)                        6

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                     8

PART II  -      OTHER INFORMATION                                                        13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            DUANE READE INC.
                           Consolidated Statements of Operations (Unaudited)
                                (In thousands, except per share amounts)


                                          FOR THE 13 WEEKS ENDED       FOR THE 26 WEEKS ENDED
                                          ----------------------       ----------------------
                                         June 24,       June 26,       June 24,       June 26,
                                           2000           1999           2000           1999
                                         --------       --------       --------       --------

Net sales                                $243,549       $208,675       $469,824       $399,039
Cost of sales                             183,119        156,456        354,747        300,864
                                         --------       --------       --------       --------

Gross profit                               60,430         52,219        115,077         98,175
                                         --------       --------       --------       --------

Selling, general & administrative          36,797         33,144         73,545         64,865
  expenses
Amortization                                2,706          2,505          5,249          4,791
Depreciation                                3,372          2,426          6,745          4,803
Store pre-opening expenses                    447            717            751            996
                                         --------       --------       --------       --------
                                           43,322         38,792         86,290         75,455
                                         --------       --------       --------       --------

Operating income                           17,108         13,427         28,787         22,720
Interest expense, net                       8,796          7,170         17,034         13,950
                                         --------       --------       --------       --------

Income before income taxes                  8,312          6,257         11,753          8,770
Income taxes                                3,339          1,190          4,854          1,667
                                         --------       --------       --------       --------

Net income                               $  4,973       $  5,067       $  6,899       $  7,103
                                         ========       ========       ========       ========

Per Common Share - Basic

    Net income                           $   0.28       $   0.30       $   0.40       $   0.42
                                         ========       ========       ========       ========

    Weighted Average Common Shares
    Outstanding                            17,506         17,112         17,455         17,100
                                         ========       ========       ========       ========

Per Common Share - Diluted

    Net income                           $   0.27       $   0.28       $   0.38       $   0.39
                                         ========       ========       ========       ========

    Weighted Average Common Shares
    Outstanding                            18,334         18,359         18,231         18,349
                                         ========       ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                                         DUANE READE INC.
                                   Consolidated Balance Sheets
                               (In thousands, except share amounts)


                                                                        June 24,       December 25,
                              ASSETS                                      2000             1999
                                                                     ---------------  -------------
                                                                       (Unaudited)
Current Assets
   Cash                                                                 $   1,123        $   1,013
   Receivables                                                             39,755           38,266
   Inventories                                                            159,716          152,277
   Deferred income taxes                                                   14,219           15,427
   Prepaid expenses and other current assets                                5,125            4,107
                                                                        ---------        ---------
     TOTAL CURRENT ASSETS                                                 219,938          211,090

Property and equipment, net                                                96,870           89,958
Goodwill, net of accumulated amortization of $28,841 and $26,745          146,878          148,975
Deferred income taxes                                                      16,345           19,808
Other assets                                                               46,858           40,463
                                                                        ---------        ---------
     TOTAL ASSETS                                                       $ 526,889        $ 510,294
                                                                        =========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                     $  40,895        $  50,199
   Accrued interest                                                         5,265            3,519
   Other accrued expenses                                                  21,706           25,585
   Current portion of long-term debt                                       10,950            9,850
   Current portion of capital lease obligations                             1,927            1,901
                                                                        ---------        ---------
     TOTAL CURRENT LIABILITIES                                             80,743           91,054

Long-term debt, less current portion                                      332,263          326,313
Capital lease obligations, less current portion                             1,855            2,978
Other noncurrent liabilities                                               29,780           23,433
                                                                        ---------        ---------
     TOTAL LIABILITIES                                                    444,641          443,778
                                                                        ---------        ---------

Stockholders' equity
   Preferred stock, $0.01 par; authorized 5,000,000 shares;
     issued and outstanding: none

   Common stock, $0.01 par; authorized 75,000,000 shares;
     issued and outstanding 17,584,217 and 17,202,955 shares                  176              172
   Paid-in capital                                                        138,070          129,241
   Accumulated deficit                                                    (55,998)         (62,897)
                                                                        ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                                            82,248           66,516
                                                                        ---------        ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 526,889        $ 510,294
                                                                        =========        =========


   The accompanying notes are an integral part of these financial statements.

                                 DUANE READE INC.
                 Consolidated Statements of Cash Flows (Unaudited)
                                  (In thousands)

                                                                 For the 26 Weeks Ended
                                                               ---------------------------
                                                                 June 24,        June 26,
                                                                   2000            1999
                                                               -----------      ----------
Cash flows from operating activities:
   Net income                                                    $  6,899        $  7,103
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization of property and                 6,745           4,803
        equipment
      Amortization of goodwill and other intangibles                6,072           5,453
      Deferred tax provision                                        4,671               0
      Gain on sale of assets                                            0            (444)
      Other                                                         2,417           2,452
   Changes in operating assets and liabilities
     (net of effect of acquisitions):
     Receivables                                                   (1,489)         (4,537)
     Inventories                                                   (7,233)        (11,109)
     Accounts payable                                              (2,421)          8,534
     Prepaid and accrued expenses                                  (3,729)         (7,280)
     Increase in other (assets) liabilities, net                   (4,114)             34
                                                                 --------        --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     7,818           5,009
                                                                 --------        --------

Cash flows from investing activities:
   Pharmacy acquisitions                                                0         (10,332)
   Proceeds from sale of assets                                         0          10,732
   Lease acquisition and other costs                                 (464)         (3,836)
   Capital expenditures                                           (12,764)        (24,905)
                                                                 --------        --------
      NET CASH USED IN INVESTING ACTIVITIES                       (13,228)        (28,341)
                                                                 --------        --------

Cash flows from financing activities:
   Net borrowings (repayments) - term loans                         5,050          22,138
   Net borrowings (repayments) - revolving credit facility          2,000           2,500
   Exercise of stock options                                          582             840
   Financing costs                                                 (1,177)         (1,080)
   Repayments of capital lease obligations                           (935)           (973)
                                                                 --------        --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                     5,520          23,425
                                                                 --------        --------

Net increase in cash                                                  110              93
Cash at beginning of period                                         1,013             869
                                                                 --------        --------
Cash at end of period                                            $  1,123        $    962
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


2. NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's stock options. Options to purchase 226,843 shares at June 24, 2000 and 75,429 shares at June 26, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

3. INCOME TAXES

Income taxes are recorded based on the estimated effective tax rate expected to be applicable for the full fiscal year, less any applicable tax credits. The effective tax rate is greater than the statutory rate, reflecting the impact of non-deductible goodwill. For the quarter and twenty-six weeks ended June 24, 2000, the tax provision was based on a 44% effective tax rate reduced by $0.3 million for jobs tax credits. For the quarter and six months ended June 26, 1999, the effective tax rate was 19%, reflecting benefits of certain tax loss carryforwards.

4. ACQUISITIONS

During the first six months of fiscal 2000, the Company acquired certain assets of eight separate independently owned single site pharmacy establishments. The total cost of these acquisitions was $8.7 million, principally paid for by the issuance of additional capital stock and allocated as follows: lease acquisition ($5.6 million), customer lists ($1.8 million), inventory ($0.8 million), and property and equipment ($0.8 million), net of reserves for expenses and liabilities assumed ($0.3 million). For the 13 weeks ended June 24, 2000, the Company acquired certain assets of five pharmacy establishments at a total cost of $3.3 million. The operations of the acquired stores have been included in the consolidated statement of income from the date of acquisition and are not material to the results of operations of the Company.

5. INCOME PER COMMON SHARE

The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):


                                                     For the 13 Weeks Ended       For the 26 Weeks Ended
                                                   --------------------------    ------------------------
                                                      June 24,      June 26,     June 24,       June 26,
                                                       2000           1999         2000           1999
                                                   -----------     ---------    ----------    ----------
Net Income                                            $ 4,973       $ 5,067       $ 6,899       $ 7,103
                                                      =======       =======       =======       =======

Weighted average number of common shares
   outstanding during the period - basic               17,506        17,112        17,455        17,100
Potential dilutive shares                                 828         1,247           776         1,249
                                                      -------       -------       -------       -------
Weighted average number of shares outstanding -
   diluted                                             18,334        18,359        18,231        18,349
                                                      =======       =======       =======       =======

Per common share - basic

                                                      -------       -------       -------       -------
Net Income                                            $  0.28       $  0.30       $  0.40       $  0.42
                                                      =======       =======       =======       =======


Per common share - diluted

                                                      -------       -------       -------       -------
Net Income                                            $  0.27       $  0.28       $  0.38       $  0.39
                                                      =======       =======       =======       =======



6.    SUBSEQUENT EVENTS

On July 6, 2000, the Company announced it had completed an agreement to acquire five Manhattan-based stores from the Value Drug chain. The acquisition, subject to certain closing conditions, is expected to be completed by early August. The five new stores are expected to add approximately $25 million in annual sales and $2.5 million in annual EBITDA. The cost of this acquisition is approximately $10.0 million that will be funded primarily from issuance of additional common stock. This transaction is part of the Company's normal planned expansion program and is not expected to have a material impact on future financial results of operations. As of July 25, the Company completed the acquisition of four of these stores.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE INFORMATION CONTAINED HEREIN INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. A NUMBER OF FACTS COULD CAUSE ACTUAL RESULTS, PERFORMANCE, ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE DRUGSTORE INDUSTRY IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREA; INFLATION; CHANGES IN COSTS OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN PREVAILING INTEREST RATES AND THE AVAILABILITY OF AND TERMS OF FINANCING TO FUND THE ANTICIPATED GROWTH OF THE COMPANY'S BUSINESS; LIABILITY AND OTHER CLAIMS ASSERTED AGAINST THE COMPANY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; THE SIGNIFICANT INDEBTEDNESS OF THE COMPANY; LABOR DISTURBANCE; CHANGES IN THE COMPANY'S ACQUISITION AND CAPITAL EXPENDITURE PLANS; AND OTHER FACTORS REFERENCED HEREIN. IN ADDITION, SUCH FORWARD LOOKING STATEMENTS ARE NECESSARILY DEPENDENT UPON ASSUMPTIONS, ESTIMATES AND DATES THAT MAY BE INCORRECT OR IMPRECISE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS INCLUDED HEREIN DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND MAY NOT BE REALIZED. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "PRO FORMA," "ANTICIPATES," "INTENDS" OR THE NEGATIVE OF ANY THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSION OF STRATEGY OR INTENTIONS. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATIONS TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

RESULTS OF OPERATIONS

The following sets forth the results of operations as a percentage of sales for the periods indicated.


                                           13 Weeks Ended                      26 Weeks Ended
                                  -------------------------------      -------------------------------
                                  June 24, 2000     June 26, 1999      June 24, 2000      June 26, 1999
                                  -------------     -------------      -------------      -------------
Net  sales                              100.0 %            100.0 %           100.0 %            100.0 %
Cost of sales                            75.2               75.0              75.5               75.4
                                  ------------       ------------      ------------       ------------
Gross profit                             24.8               25.0              24.5               24.6
Selling, general and admin expenses      15.1               15.9              15.7               16.3
Amortization                              1.1                1.2               1.1                1.2
Depreciation                              1.4                1.2               1.4                1.2
Store pre-opening expense                 0.2                0.3               0.2                0.2
                                  ------------       ------------      ------------       ------------
Operating income                          7.0                6.4               6.1                5.7
Interest expense, net                     3.6                3.4               3.6                3.5
                                  ------------       ------------      ------------       ------------
Income before income taxes                3.4                3.0               2.5                2.2
Income taxes                              1.4                0.6               1.0                0.4
                                  ------------       ------------      ------------       ------------
Net income                                2.0 %              2.4 %             1.5 %              1.8 %
                                  ============       ============      ============       ============





THIRTEEN WEEKS ENDED JUNE 24, 2000 VERSUS THIRTEEN WEEKS ENDED JUNE 26, 1999

Net sales in the second quarter 2000 were $243.5 million, an increase of 16.7% over last year's second quarter net sales of $208.7 million. Pharmacy sales increased 29.0% and represented 35.0% of total sales while front-end sales increased 11.0% and represented 65.0% of total sales. The increase in total sales over last year was attributable to increased comparable store sales of 7.3%, the full quarterly impact of 11 stores opened during the second quarter 1999 and the sales from 18 additional stores which have opened since the comparable period last year. The higher rate of growth in pharmacy sales over the prior year was attributable to higher inflation, the mix of prescription drugs dispensed and a faster rate of growth in numbers of prescriptions dispensed. All of these factors were in line with general industry trends.

The Company opened seven stores during the second quarter 2000 and operated 160 stores at June 24, 2000, compared to 142 at June 26, 1999.

Gross profit margin decreased to 24.8% for the 13 weeks ended June 24, 2000 compared to 25.0% for the 13 weeks ended June 26, 1999, reflecting the impact of a faster rate of growth in lower margin pharmacy sales.

Selling, general and administrative expenses were $36.8 million or 15.1% of net sales and $33.1 million or 15.9% of net sales in the second quarters of 2000 and 1999, respectively. The percentage decrease in 2000 compared to 1999 reflects the leveraging of store operating expenses from the maturing stores opened over the past several years, as well as the continued leveraging of general and administrative costs over a larger sales base.

Amortization of goodwill and other intangibles in the second quarters of 2000 and 1999 was $2.7 million and $2.5 million, respectively. This increase resulted primarily from increases in the amortization of lease acquisition and customer list costs for pharmacy acquisitions completed since the comparable period last year.

Depreciation increased from $2.4 million in the second quarter of 1999 to $3.4 million in the second quarter of 2000 due to the quarterly impact of a full year's depreciation expense on 1999 capital spending to be recorded in the current year versus a half year in fiscal 1999, as well as the quarterly impact of a half year's depreciation expense on current year capital expenditures.

The Company incurred pre-opening costs of $0.4 million during the second quarter of 2000 related to the opening of seven stores. Pre-opening costs of $0.7 million recorded during the second quarter of 1999 were attributable to the opening of eleven stores.

Net interest expense increased 22.2% to $8.8 million in the second quarter of 2000 from $7.2 million in the second quarter of 1999. The increase is attributable to several factors, including higher average borrowing on the Company's revolving credit facility ($0.6 million), additional term and other borrowings obtained subsequent to the second quarter of 1999 ($0.4 million) and an increase in short-term interest rates ($0.6 million) that directly affected the Company's interest rate on its floating rate term and revolving loans.

Income before income taxes increased by $2.0 million or 32.8% from $6.3 million in the second quarter of 1999 to $8.3 million in the second quarter of 2000.

Income tax expense for the second quarter of 2000 was $3.3 million or 1.4% of net sales, and reflects the anticipated full-year 44% tax rate reduced by a $0.3 million benefit for job tax credits. In the second quarter of 1999, the Company recorded income tax expense of $1.2 million or 0.6% of sales, based upon an effective rate of 19% that reflected the benefits of certain tax loss carryforwards.

The Company's net income decreased slightly to $5.0 million in the second quarter of 2000 from $5.1 million in the second quarter 1999 due to the factors previously discussed.




TWENTY-SIX WEEKS ENDED JUNE 24, 2000 VERSUS TWENTY-SIX WEEKS ENDED JUNE 26, 1999

Net sales for the twenty-six weeks ended June 24, 2000 were $469.8 million, an increase of 17.7% over the net sales for the first twenty-six weeks of 1999 of $399.0 million. Pharmacy sales increased 31.6% and represented 34.8% of total sales while front-end sales increased 11.5% and represented 65.2% of total sales. The increase in total sales was attributable to increased comparable store sales of 7.7% and the sales generated by new stores. The pharmacy sales increase was higher than the front-end sales increase due to a higher rate of inflation, the mix of prescription drugs dispensed and a faster rate of growth in the number of prescriptions dispensed. All of these factors were in line with general industry trends.

The Company opened 11 stores during the first half of 2000 compared to 14 store openings during the same period last year.

Gross profit margin for the twenty-six weeks ended June 24, 2000 as a percentage of net sales decreased slightly to 24.5% from 24.6% in the comparable period last year, due to the faster rate of sales growth in the lower-margin pharmacy merchandise segment of the Company's business.

Selling, general and administrative expenses were $73.5 million or 15.7% of net sales and $64.9 million or 16.3% of net sales for the twenty-six weeks ended June 24, 2000 and June 26, 1999, respectively. The percentage decrease in 2000 compared to 1999 reflects the Company's continuing ability to leverage store operating costs from maturing retail sites, as well as the leveraging of general and administrative expenses against new store and comparative store sales growth.

Amortization of goodwill and other intangibles for the twenty-six weeks ended June 24, 2000 and June 26, 1999 was $5.2 million and $4.8 million, respectively. The increase resulted principally from the amortization of lease acquisition and customer list costs for additional pharmacy acquisitions completed during the second half of 1999 and the first half of 2000.

The increase in depreciation from $4.8 million for the twenty-six weeks ended June 26, 1999 to $6.7 million for the twenty-six weeks ended June 24, 2000 was primarily attributable to incremental depreciation on stores opened in 1999 and additional depreciation on new stores opened in the first half of 2000.

The Company incurred pre-opening costs of $0.8 million during the twenty-six weeks ended June 24, 2000 related to the opening of 11 stores. Pre-opening costs of $1.0 million were incurred during the twenty-six weeks ended June 26, 1999 for the opening of 14 stores.

Net interest expense increased 21.4% to $17.0 million during the twenty-six weeks ended June 24, 2000 from $14.0 million in the comparable period last year. The increase was principally due to the impact of additional term and other borrowings secured since the prior year period ($0.9 million), higher average borrowing on the Company's revolving credit facility ($1.1 million) and the effect of increases in short-term interest rates ($1.0 million).

Income before income taxes for the twenty-six weeks ended June 26, 2000 increased by $3.0 million to $11.8 million from $8.8 million in the comparable prior year period, primarily as a result of increased sales and gross profit dollars partially offset by increased selling, general and administrative expenses.

Income tax expense for the twenty-six weeks ended June 24, 2000 was $4.9 million or 1.0% of net sales, compared to $1.7 million or 0.4% of net sales for the first half of 1999. The current year's expense reflects an effective rate of 44.0%, offset by $0.3 million in jobs tax credit benefits, resulting in a net tax rate of 41.3%. The 19.0% effective tax rate used in 1999 reflected the utilization of accumulated net operating loss carryforwards.

The Company's net income for the twenty-six weeks ended June 24, 2000 decreased by 2.8% to $6.9 million compared to $7.1 million for the twenty-six weeks ended June 26, 1999 due to the factors previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was $139.2 million and $120.0 million as of June 24, 2000 and December 25, 1999, respectively. The increase is primarily due to additional inventory of $7.4 million resulting from the opening of 11 stores during the first six months of 2000, reduction of accrued expenses by $2.0 million reflecting payment of prior year incentives and the reclassification of approximately $6.0 million of accounts payable liabilities from short term to long term related to the negotiated termination of a secondary pharmaceutical supplier contract.

The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, and other non-cash items) for the second quarter of 2000 increased by 26.3% to $24.4 million from $19.3 million for the second quarter of 1999.

EBITDA as a percentage of sales was 10.0% for the second quarter of 2000 compared to 9.2% for the second quarter of 1999. The Company's EBITDA for the twenty-six weeks ended June 24, 2000 increased by 25.9% to $43.2 million from $34.3 million for the twenty-six weeks ended June 26, 1999. EBITDA as a percentage of sales was 9.2%, compared to 8.6% in the comparable prior year period.

For the twenty-six weeks ended June 24, 2000 net cash provided by operating activities was $7.8 million, compared to $5.0 million during the twenty-six weeks ended June 26, 1999. The increase of $2.8 million is primarily attributable to the increase in EBITDA of $8.9 million, partially offset by the increase in interest expense of $3.1 million and a deferred payment of $2.5 million related to the 1999 acquisition of several pharmacies.

During the twenty-six weeks ended June 24, 2000, net cash used in investing activities was $13.2 million compared to $28.3 million during the twenty-six weeks ended June 26, 1999. The decrease from 1999 of $15.1 million is primarily due to capital expenditures made last year to complete the conversions of acquired Rock Bottom locations, as well as three fewer store openings completed in the first twenty-six weeks this year. Cash used for investing activities in the twenty-six weeks ended June 26, 1999 included $10.3 million of pharmacy acquisitions offset by $10.7 million of proceeds from the disposition of six former Rock Bottom store locations and the related inventory as well as the Company's former distribution center.

For the twenty-six weeks ended June 24, 2000, net cash provided by financing activities was $5.5 million, compared to $23.4 million during the twenty-six weeks ended June 26, 1999. The reduction from last year is attributable to increased cash provided by operations and the reduced level of capital expenditures. On March 17, 2000, the Company secured an additional $10.0 million of term loan financing, and increased the capacity of its revolving credit facility from $40.0 million to $55.0 million. This action provided the Company with additional flexibility under the Company's credit agreement and provided access to additional debt financing to fund future working capital requirements. At June 24, 2000, the Company had $30.5 million outstanding under the revolving credit facility and remaining availability of approximately $24.5 million.

The Company's capital requirements primarily result from opening and stocking new stores, renovations of existing stores and the continuing development of management information systems. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 20 stores, including the 11 stores opened through June 24, during the current fiscal year. The Company expects to spend approximately $27 million in 2000 on capital expenditures primarily for new and replacement stores. Working capital is also required to provide inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving and term loan borrowings under the Company's credit agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's revolving and term loan borrowings under its credit agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company has entered into an interest rate protection agreement to minimize the impact from a rise in interest rates (see "Market Risk" on page 12).


TAX BENEFITS FROM NET OPERATING LOSSES

At December 25, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $68 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce or eliminate the Company's federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. The 1997 recapitalization of the Company, in which the DLJ entities and certain of its affiliates acquired a significant portion of the Company's outstanding capital stock ("the Recapitalization"), caused the Company to experience an ownership change. As a result, the Company currently is subject to an annual Section 382 Limitation of approximately $8.5 million in 2000 and 2001 and approximately $5.1 million from 2002 to 2018 on the amount of NOLs generated prior to the Recapitalization that the Company may utilize to offset future taxable income. NOLs generated by the Company since the Recapitalization (approximately $18 million) are not subject to the Section 382 Limitation and may be used to offset future taxable income. There can be no assurance that any NOLs will be able to be used by the Company to offset future taxable income or that such NOLs will not become subject to limitation due to future ownership changes.


SEASONALITY

In general, sales of drugstore items such as prescription drugs, over the counter drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products. The Company typically realizes greater revenue in the fourth quarter resulting from increased sales of winter holiday merchandise. In view of the Company's expansion of seasonal merchandising, the Company expects slightly greater revenue sensitivity relating to seasonality in the future.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, other than the interest rate protection agreement described below, but may do so in the future. The Company is required to adopt Statement No. 133 for the third quarter of 2000. Adoption of Statement No. 133 is not anticipated to have a material effect on the Company's financial statements or results of operations.


MARKET RISK

The financial results of the Company are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding (under the Company's credit agreement) was approximately $263.2 million at June 24, 2000 which is about the same level the Company expects its outstanding variable rate debt to be during the next twelve months. Based on June 24, 2000 outstanding balances, a 0.50% change in interest rates would affect pre-tax annual results of operations by approximately $1.3 million. The Company also has $80 million of Senior Notes outstanding at June 24, 2000. These notes, which bear interest payable semi-annually at a fixed 9.25%, are not subject to risk from interest rate fluctuations.

The principal objective of the Company's investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the six months ended June 24, 2000, the Company had an interest rate protection agreement in place. This agreement, which expires in November 2000, caps the LIBOR interest rate at 6.5% on $65 million of variable rate debt. At June 24, 2000 the thirty-day LIBOR rate was approximately 6.7%.

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

            Not applicable

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            Not applicable

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's annual meeting of stockholders was held on May 1, 2000. At the meeting, the shareholders elected Carl M. Pradelli to serve as a new member of the Board of Directors through the 2001 meeting. The election of Mr. Pradelli fills the vacancy resulting from the resignation of Mr. Andrew J. Nathanson. All remaining members of the Board of Directors, composed of Anthony
J. Cuti, Nicole Arnaboldi, David L. Jaffe, Kevin Roberg and David W. Johnson, were re-elected to serve through the 2001 meeting.

            ITEM 5.  OTHER INFORMATION

            Not applicable

            ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as a part of this report:

                  (i)   Financial Statements

                  (ii)  Exhibits:




3.1(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii) Form of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).
3.2(i) Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii) By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) to the Notes S-1).
3.3 Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 to the Notes S-1)
3.4(i) Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended

                    December 26, 1999 (the "1999 10-K")).
3.4(ii) By-laws of Duane Reade International, Inc. (incorporated by reference to exhibit 3.4(ii) to the 1999 10-K).
3.5(i)              Certificate of Incorporation of Duane Reade Realty, Inc.
                    (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii) By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1                 Form of Indenture (incorporated by reference to Exhibit 4.1 to the Notes S-1)
10.1 Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2 Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3 Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4 Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5 Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6 Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7 Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).
10.8 * Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.9 * Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.9 to the Common Stock S-1).
10.10 Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit
                    10.13 to the Common Stock S-1).
10.11 Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.12 Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.13 Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.14 Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to
                    Exhibit 10.16 to the Company's 1998 Annual Report on Form 10-K).
10.15 Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit
                    10.18 to the 1999 10-K).
10.16 Promissory Note, dated as of June 7, 1999, between the Company and Anthony J. Cuti.

                    (incorporated by reference to Exhibit 10.19 to the 1999
                    10-K).
10.17               Promissory Note, dated as of December 30, 1999, between the
                    Company and Anthony J. Cuti (incorporated by reference to
                    Exhibit 10.20 to the 1999 10-K).
10.18               Third Amended and Restated Credit Agreement, dated as of
                    March 17, 2000, among Duane Reade, as the Borrower, Duane
                    Reade Inc. and DRI I Inc., as the Parent Guarantors, Various
                    Financial Institutions set forth therein, as the Lenders,
                    DLJ Capital Funding, Inc., as the Syndication Agent for the
                    Lenders, and Credit Lyonnais New York Branch, as the
                    Documentation Agent for the Lenders (incorporated by
                    reference to Exhibit 10.21 to the 1999 10-K).
10.19               Amendment Agreement to Credit Agreement, dated as of March
                    17, 2000 among Duane Reade, Duane Reade Inc., DRI I Inc.,
                    Various Financial Institutions as Lenders, DLJ Capital
                    Funding, Inc. as Syndication Agent, Fleet National Bank as
                    Administrative Agent and Credit Lyonnais New York Branch as
                    Documentation Agent (incorporated by reference to Exhibit
                    10.22 to the 1999 10-K).
10.20               First Amendment to Employment Agreement, dated March 13,
                    2000, between the Company and Anthony J. Cuti. (incorporated by reference to Exhibit 10.23 to the 1999 10-K).
10.21 *             Agreement, dated April 1, 1999, between Duane Reade and
                    Local 340A/340B, New York.
21.1                Subsidiaries of the Company (incorporated by reference to
                    Exhibit 21.1 to the 1999 10-K).
27.1 *              Financial Data Schedules


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


Dated:  July 27, 2000
                                          DUANE READE, INC.
                                          (Registrant)

                                          By: /s/ John K. Henry
                                              -----------------
                                              Name:  John K. Henry
                                              Title: Senior Vice President and
                                                     Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 27, 2000.

      SIGNATURES                    TITLES
      ----------                    ------

/s/ Anthony J. Cuti                 President and Chief Executive Officer and
------------------------------      Director (Principal Executive Officer)
Anthony J. Cuti


/s/ John K. Henry                   Senior Vice President and Chief Financial
------------------------------      Officer (Principal Accounting and Financial
John K. Henry                       Officer)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 27, 2000
                                       DRI I INC.

                                       By: /s/ John K. Henry
                                          --------------------------------------
                                          Name:  John K. Henry
                                          Title: Senior Vice President and Chief
                                                 Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 27, 2000 by:

      SIGNATURES                    TITLES
      ----------                    ------

/s/ Anthony J. Cuti                 President and Chief Executive Officer and
------------------------------      Director (Principal Executive Officer)
Anthony J. Cuti


/s/ John K. Henry                   Senior Vice President and Chief Financial
------------------------------      Officer (Principal Accounting and Financial
John K. Henry                       Officer)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 27, 2000
                                             DUANE READE

By:   DRI I Inc., a general partner          By:   Duane Reade Inc., a general
                                                   partner


By: /s/ John K. Henry                        By: /s/ John K. Henry
    ------------------------------------         -------------------------------
Name:   John K. Henry                        Name:  John K. Henry
Title:  Senior Vice President and Chief      Title: Senior Vice President and
        Financial Officer                           Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 27, 2000 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

            SIGNATURES                          TITLES
            ----------                          ------

/s/ Anthony J. Cuti                       President and Chief Executive Officer
----------------------------------        and Director
Anthony J. Cuti                           (Principal Executive Officer)


/s/ John K. Henry                         Senior Vice President and Chief
----------------------------------        Financial Officer
John K. Henry                             (Principal Accounting and Financial
                                           Officer)

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 27, 2000
                                       DUANE READE REALTY, INC.

                                       By: /s/ John K. Henry
                                           -------------------------------------
                                           Name:  John K. Henry
                                           Title: Senior Vice President and
                                                  Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 27, 2000 by:

      SIGNATURES                    TITLES
      ----------                    ------

/s/ Anthony J. Cuti                 President and Chief Executive Officer
----------------------------        and Director
Anthony J. Cuti                     (Principal Executive Officer)


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


Dated:  July 27, 2000
                                       DUANE READE INTERNATIONAL, INC.

                                       By: /s/ John K. Henry
                                           -------------------------------------
                                           Name:  John K. Henry
                                           Title: Senior Vice President and
                                                  Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 27, 2000 by:

      SIGNATURES                    TITLES
      ----------                    ------

/s/ Anthony J. Cuti                 President and Chief Executive Officer
----------------------------        and Director
Anthony J. Cuti                     (Principal Executive Officer)


/s/ John K. Henry                   Senior Vice President and Chief
----------------------------        Financial Officer
John K. Henry                       (Principal Accounting and Financial Officer)