Form 10-Q
period 2000-09-23
DUANE READE INC; DUANE READE; DRI I INC; DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC
filed 2000-11-03
CIK 895364, 895366, 1052796, 1095722, 1095723

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q
              Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities and Exchange Act of 1934
                 For the quarterly period ended September 23, 2000.
                        Commission file number 333-41239

                         ------------------------------

                                DUANE READE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                      04-3164702
(STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                        NUMBER)

  DRI I INC.*                       DELAWARE                       04-3166107
  DUANE READE*                      NEW YORK                       11-2731721
  DUANE READE INTERNATIONAL, INC*   DELAWARE                       22-3672347
  DUANE READE REALTY, INC *         DELAWARE                       13-4074383

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008
        440 NINTH AVENUE
       NEW YORK, NEW YORK                                               10001
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (212) 273-5700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value per share         New York Stock Exchange, Inc.
9 1/4% Senior Subordinated Notes due 2008                  None


                          ----------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      None.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   The number of shares of the Common Stock outstanding as of November 2, 2000:
                                   18,151,235



================================================================================

                                      INDEX

                                                                                              PAGE
PART I  -

      ITEM 1. - FINANCIAL STATEMENTS

           Consolidated Statements of Operations (Unaudited)-
               For the 13 and 39 Weeks Ended September 23, 2000 and September 25, 1999         3

           Consolidated Balance Sheets -
               As of September 23, 2000 (Unaudited) and December 25, 1999                      4

           Consolidated Statements of Cash Flows (Unaudited)-
               For the 39 Weeks Ended September 23, 2000 and September 25, 1999                5

           Notes to Consolidated Financial Statements (Unaudited)                              6

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                          8

PART II -   OTHER INFORMATION                                                                 14


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                DUANE READE INC.
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)


                                               FOR THE 13 WEEKS ENDED    FOR THE 39 WEEKS ENDED
                                                Sept 23,    Sept 25,      Sept 23,     Sept 25,
                                                  2000        1999          2000        1999
                                               ---------    ---------    ---------    ---------

Net sales                                      $242,978     $211,085     $712,803     $610,124
Cost of sales                                   178,291      154,989      533,039      455,853
                                               --------     --------     --------     --------

Gross profit                                     64,687       56,096      179,764      154,271
                                               --------     --------     --------     --------

Selling, general & administrative expenses       38,227       33,547      111,772       98,412
Amortization                                      2,794        2,783        8,043        7,574
Depreciation                                      3,373        2,790       10,118        7,593
Store pre-opening expenses                          327          284        1,078        1,280
                                               --------     --------     --------     --------
                                                 44,721       39,404      131,011      114,859
                                               --------     --------     --------     --------

Operating income                                 19,966       16,692       48,753       39,412
Interest expense, net                             9,011        7,730       26,045       21,680
                                               --------     --------     --------     --------

Income before income taxes                       10,955        8,962       22,708       17,732
Income taxes                                      4,729        1,702        9,583        3,369
                                               --------     --------     --------     --------

Net income                                     $  6,226     $  7,260     $ 13,125     $ 14,363
                                               ========     ========     ========     ========



Net income per common share - basic            $   0.35     $   0.42     $   0.75     $   0.84
                                               ========     ========     ========     ========

Weighted average common shares outstanding       17,824       17,115       17,578       17,104
                                               ========     ========     ========     ========


Net income per common share - diluted          $   0.34     $   0.39     $   0.72     $   0.78
                                               ========     ========     ========     ========

Weighted average common shares outstanding       18,555       18,425       18,344       18,377
                                               ========     ========     ========     ========



              The accompanying notes are an integral part of these
                             financial statements.

                                DUANE READE INC.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                     September 23,  December 25,
                                     ASSETS                              2000          1999
                                                                     -------------  ------------
                                                                     (Unaudited)
Current Assets
    Cash                                                             $   1,170      $   1,013
    Receivables                                                         45,460         38,266
    Inventories                                                        173,188        152,277
    Deferred income taxes                                               12,611         15,427
    Prepaid expenses and other current assets                            6,138          4,107
                                                                     ---------      ---------
      TOTAL CURRENT ASSETS                                             238,567        211,090

Property and equipment, net                                            100,143         89,958
Goodwill, net of accumulated amortization of $29,905 and $26,745       154,425        148,975
Deferred income taxes                                                   13,131         19,808
Other assets                                                            50,709         40,463
                                                                     ---------      ---------
      TOTAL ASSETS                                                   $ 556,975      $ 510,294
                                                                     =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                 $  44,976      $  50,199
    Accrued interest                                                     5,294          3,519
    Other accrued expenses                                              21,317         25,585
    Current portion of long-term debt                                   11,450          9,850
    Current portion of capital lease obligations                         1,880          1,901
                                                                     ---------      ---------
      TOTAL CURRENT LIABILITIES                                         84,917         91,054

Long-term debt, less current portion                                   340,775        326,313
Capital lease obligations, less current portion                          1,425          2,978
Other noncurrent liabilities                                            29,157         23,433
                                                                     ---------      ---------
      TOTAL LIABILITIES                                                456,274        443,778
                                                                     ---------      ---------

Stockholders' equity
    Preferred stock, $0.01 par; authorized 5,000,000 shares;
      issued and outstanding: none
    Common stock, $0.01 par; authorized 75,000,000 shares;
      issued and outstanding 18,055,375 and 17,202,955 shares              181            172
    Paid-in capital                                                    150,293        129,241
    Accumulated deficit                                                (49,773)       (62,897)
                                                                     ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY                                       100,701         66,516
                                                                     ---------      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 556,975      $ 510,294
                                                                     =========      =========


              The accompanying notes are an integral part of these
                             financial statements.

                                DUANE READE INC.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                       For the 39 Weeks Ended
                                                                                   -----------------------------
                                                                                   September 23,   September 25,
                                                                                      2000             1999
                                                                                   -------------   -------------
Cash flows from operating activities:
    Net income                                                                       $ 13,125        $ 14,363
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization of property and equipment                        10,118           7,593
        Amortization of goodwill and other intangibles                                  9,298           8,580
        Deferred tax provision                                                          9,493              --
        Gain on sale of assets                                                             --            (444)
        Other                                                                           3,623           3,879
    Changes in operating assets and liabilities (net of effect of acquisitions):
      Receivables                                                                      (7,194)         (9,142)
      Inventories                                                                     (19,095)         (9,611)
      Accounts payable                                                                    932           1,910
      Prepaid and accrued expenses                                                     (5,796)        (10,146)
      Increase in other (assets) liabilities, net                                      (7,552)         (2,917)
                                                                                     --------        --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                       6,952           4,065
                                                                                     --------        --------

Cash flows from investing activities:
    Pharmacy acquisitions                                                                  --         (10,332)
    Proceeds from sale of assets                                                           --          10,732
    Lease acquisition and other costs                                                  (1,640)         (4,297)
    Capital expenditures                                                              (19,210)        (28,126)
                                                                                     --------        --------
        NET CASH USED IN INVESTING ACTIVITIES                                         (20,850)        (32,023)
                                                                                     --------        --------

Cash flows from financing activities:
    Net borrowings (repayments) - term loans                                            2,562          20,675
    Net borrowings (repayments) - revolving credit facility                            13,500           9,000
    Exercise of stock options                                                             582             886
    Financing costs                                                                    (1,177)         (1,080)
    Repayments of capital lease obligations                                            (1,412)         (1,491)
                                                                                     --------        --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                      14,055          27,990
                                                                                     --------        --------

Net increase in cash                                                                      157              32
Cash at beginning of period                                                             1,013             869
                                                                                     --------        --------
Cash at end of period                                                                $  1,170        $    901
                                                                                     ========        ========





   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements included herein reflect all adjustments (consisting of normal recurring items), which, in the opinion of management, are necessary to present fairly the results of operations and financial position of Duane Reade Inc. (the "Company"), and have been prepared, in all material respects, in accordance with the accounting principles followed in the preparation of the Company's annual financial statements for the fiscal year ended December 25, 1999. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 25, 1999. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the consolidated financial statements present the combined assets and operations of the subsidiary guarantors.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates.

3. INCOME TAXES

Income taxes are recorded based on the estimated effective tax rate expected to be applicable for the full fiscal year, less any applicable tax credits. The effective tax rate is greater than the statutory rate, reflecting the impact of non-deductible goodwill. For the quarter and nine months ended September 23, 2000, the tax provision was based on a 44.0% effective tax rate reduced by jobs tax credits of $0.1 million and $0.4 million, respectively. For the quarter and nine months ended September 25, 1999, the effective tax rate was 19.0%, reflecting benefits of certain tax loss carryforwards.

4. ACQUISITIONS

During the thirty-nine weeks ended September 23, 2000, the Company acquired certain assets of eleven separate independently owned pharmacy establishments, along with five stores from the Value Drug chain. The total cost of these acquisitions was $21.3 million, principally paid for by the issuance to the sellers of additional capital stock of the Company. The transactions were accounted for as purchases, with the purchase prices being allocated based on the respective fair values as follows: inventory ($1.8 million), property and equipment ($1.0 million), identifiable intangibles ($10.4 million) and goodwill ($8.6 million), net of reserves for expenses and liabilities assumed ($0.5 million). During the quarter ended September 23, 2000, the Company acquired certain assets of eight pharmacy establishments (including the five Value Drug locations) at a total cost of $12.5 million. The operations of the acquired stores have been included in the consolidated statements of operations from the date of acquisition and are not material to the results of operations of the Company.

5. INCOME PER COMMON SHARE

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's stock options. Options to purchase 659,168 shares for the quarter ended September 23, 2000 and 59,593 shares for the quarter ended September 25, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):


                                                            For the 13 Weeks Ended  For the 39 Weeks Ended
                                                            ----------------------  ----------------------
                                                            Sept 23,    Sept 25,    Sept 23,    Sept 25,
                                                              2000        1999        2000        1999
                                                            --------    -------     --------    --------

Net Income                                                  $ 6,226     $ 7,260     $13,125     $14,363
                                                            =======     =======     =======     =======

Weighted average number of common shares outstanding
   during the period - basic                                 17,824      17,115      17,578      17,104
Potential dilutive shares                                       731       1,310         766       1,273
                                                            -------     -------     -------     -------
Weighted average number of shares outstanding - diluted      18,555      18,425      18,344      18,377
                                                            =======     =======     =======     =======



                                                            -------     -------     -------     -------
Net income per common share - basic                         $  0.35     $  0.42     $  0.75     $  0.84
                                                            =======     =======     =======     =======



                                                            -------     -------     -------     -------
Net income per common share - diluted                       $  0.34     $  0.39     $  0.72     $  0.78
                                                            =======     =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THE INFORMATION CONTAINED HEREIN INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. A NUMBER OF FACTORS COULD CAUSE ACTUAL RESULTS, PERFORMANCE, ACHIEVEMENTS OF THE COMPANY OR INDUSTRY RESULTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE DRUGSTORE INDUSTRY IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREA; INFLATION; CHANGES IN COSTS OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN PREVAILING INTEREST RATES AND THE AVAILABILITY OF AND TERMS OF FINANCING TO FUND THE ANTICIPATED GROWTH OF THE COMPANY'S BUSINESS; LIABILITY AND OTHER CLAIMS ASSERTED AGAINST THE COMPANY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; THE SIGNIFICANT INDEBTEDNESS OF THE COMPANY; LABOR DISTURBANCE; CHANGES IN THE COMPANY'S ACQUISITION AND CAPITAL EXPENDITURE PLANS; AND OTHER FACTORS REFERENCED HEREIN. IN ADDITION, SUCH FORWARD LOOKING STATEMENTS ARE NECESSARILY DEPENDENT UPON ASSUMPTIONS, ESTIMATES AND DATES THAT MAY BE INCORRECT OR IMPRECISE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS INCLUDED HEREIN DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND MAY NOT BE REALIZED. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "PRO FORMA," "ANTICIPATES," "INTENDS" OR THE NEGATIVE OF ANY THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSION OF STRATEGY OR INTENTIONS. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATIONS TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

RESULTS OF OPERATIONS

The following sets forth the results of operations as a percentage of sales for the periods indicated.


                                                 13 Weeks Ended                   39 Weeks Ended
                                         -----------------------------     -----------------------------
                                         September 23,   September 25,     September 23,   September 25,
                                             2000           1999               2000            1999
                                         -------------   -------------     -------------   -------------

Net sales                                    100.0%        100.0%            100.0%          100.0%
Cost of sales                                 73.4          73.4              74.8            74.7
                                             -----         -----             -----           -----
Gross profit                                  26.6          26.6              25.2            25.3
Selling, general and admin expenses           15.7          15.9              15.7            16.1
Amortization                                   1.1           1.3               1.1             1.2
Depreciation                                   1.4           1.3               1.4             1.3
Store pre-opening expense                      0.1           0.1               0.2             0.2
                                             -----         -----             -----           -----
Operating income                               8.3           8.0               6.8             6.5
Interest expense, net                          3.7           3.7               3.7             3.6
                                             -----         -----             -----           -----
Income before income taxes                     4.6           4.3               3.1             2.9
Income taxes                                   1.9           0.8               1.3             0.5
                                             -----         -----             -----           -----
Net income                                     2.7%          3.5%              1.8%            2.4%
                                             =====         =====             =====           =====

THIRTEEN WEEKS ENDED SEPTEMBER 23, 2000 VERSUS THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999

Net sales in the third quarter 2000 were $243.0 million, an increase of 15.1% over last year's third quarter net sales of $211.1 million. Pharmacy sales increased 27.3% and represented 35.6% of total sales, while front-end sales increased 9.3% and represented 64.4% of total sales. For the third quarter of 2000, third party pharmacy sales represented 84.5% of total pharmacy sales, as compared to 82.3% for the same quarter last year. The increase in total sales over last year was attributable to increased comparable store sales of 6.5%, the full quarterly impact of three stores opened during the third quarter of 1999 and the sales from a net 21 additional stores that have opened since the comparable period last year. The higher rate of growth in pharmacy sales over the prior year was primarily attributable to higher inflation, the mix of prescription drugs dispensed and a faster rate of growth in numbers of prescriptions dispensed. All of these factors were in line with general industry trends. In addition, cool, wet weather in July and August experienced throughout our trading areas adversely impacted seasonal and front end sales.

The Company opened seven stores and closed one store during the third quarter 2000 and operated 166 stores at September 23, 2000, compared to 145 at September 25, 1999.

Gross profit margin was unchanged at 26.6% for the 13 weeks ended September 23, 2000 and September 25, 1999, due to improved front-end margins, which offset the impact of a faster rate of growth in lower margin pharmacy sales.

Selling, general and administrative expenses were $38.2 million or 15.7% of net sales and $33.5 million or 15.9% of net sales in the third quarters of 2000 and 1999, respectively. The percentage decrease in 2000 compared to 1999 reflects the leveraging of store operating expenses from the maturing stores opened over the past several years, as well as the continued leveraging of general and administrative costs over a larger sales base.

Amortization of goodwill and other intangibles was $2.8 million in the third quarters of both 2000 and 1999. The current year amount reflects a benefit of $0.2 million due to an $18.6 million reduction of goodwill in the fourth quarter of 1999 that was related to the recognition of tax loss carryforwards.

Depreciation increased from $2.8 million in the third quarter of 1999 to $3.4 million in the third quarter of 2000 due to the quarterly impact of a full year's depreciation expense on 1999 capital spending to be recorded in the current year versus a half year in fiscal 1999, as well as the quarterly impact of a half year's depreciation expense on current year capital expenditures.

The Company incurred pre-opening costs of $0.3 million during the third quarter of 2000 related to the opening of seven stores. Pre-opening costs of $0.3 million recorded during the third quarter of 1999 were attributable to the opening of three stores. The lower per store pre-opening expenses in the current year are attributable to a greater proportion of acquired new stores in the current year.

Net interest expense increased 16.6% to $9.0 million in the third quarter of 2000 from $7.7 million in the third quarter of 1999. The increase is attributable to several factors, including higher average borrowing on the Company's revolving credit facility ($0.4 million), additional term and other borrowings obtained subsequent to the third quarter of 1999 ($0.2 million) and an increase in short-term interest rates ($0.7 million) that directly affected the Company's floating rate term loan and revolving credit facilities.

Income before income taxes increased by $2.0 million or 22.2% from $9.0 million in the third quarter of 1999 to $11.0 million in the third quarter of 2000.

Income tax expense for the third quarter of 2000 was $4.7 million or 1.9% of net sales and reflects the anticipated full-year 44.0% tax rate reduced by a $0.1 million benefit for job tax credits. In the third quarter of 1999, the Company recorded income tax expense of $1.7 million or 0.8% of sales, based upon an effective rate of 19.0% that reflected the benefits of certain tax loss carryforwards. Actual cash taxes paid during the third quarter of 2000 amounted to $0.2 million due to continued cash flow benefits from tax loss carryforwards recognized in the fourth quarter last year.

The Company's net income decreased to $6.2 million in the third quarter of 2000 from $7.3 million in the third quarter of 1999, due to the higher tax provision in the current year partially offset by the other factors impacting income before taxes as discussed above.


THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 2000 VERSUS THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999

Net sales for the thirty-nine weeks ended September 23, 2000 were $712.8 million, an increase of 16.8% over the net sales for the first thirty-nine weeks of 1999 of $610.1 million. Pharmacy sales increased 30.1% and represented 35.1% of total sales, while front-end sales increased 10.7% and represented 64.9% of total sales. The increase in total sales was attributable to increased comparable store sales of 7.3% and the sales generated by new stores. The pharmacy sales increase was higher than the front-end sales increase due to a higher rate of inflation, the mix of prescription drugs dispensed and a faster rate of growth in the number of prescriptions dispensed. All of these factors were in line with general industry trends.

The Company opened 18 stores and closed one store during the first thirty-nine weeks of both the 2000 and 1999 fiscal years.

Gross profit margin as a percentage of net sales for the thirty-nine weeks ended September 23, 2000 decreased slightly to 25.2% from 25.3% in the comparable period last year due to the faster rate of sales growth in the lower-margin pharmacy merchandise segment of the Company's business.

Selling, general and administrative expenses were $111.8 million or 15.7% of net sales and $98.4 million or 16.1% of net sales for the thirty-nine weeks ended September 23, 2000 and September 25, 1999, respectively. The percentage decrease in 2000 compared to 1999 reflects the Company's continuing ability to leverage store operating costs from maturing retail sites, as well as the leveraging of general and administrative expenses against new store and comparative store sales growth.

Amortization of goodwill and other intangibles for the thirty-nine weeks ended September 23, 2000 and September 25, 1999 was $8.0 million and $7.6 million, respectively. The increase resulted principally from the amortization of lease acquisition and customer list costs for additional pharmacy acquisitions completed subsequent to the third quarter of 1999, partially offset by a cumulative benefit of approximately $0.6 million due to an $18.6 million reduction of goodwill in the fourth quarter of 1999 that was related to the recognition of tax loss carryforwards.

The increase in depreciation from $7.6 million for the thirty-nine weeks ended September 25, 1999 to $10.1 million for the thirty-nine weeks ended September 23, 2000 was primarily attributable to incremental depreciation on stores opened in 1999 and additional depreciation on new stores opened in the first thirty-nine weeks of 2000.

The Company incurred pre-opening costs of $1.1 million during the thirty-nine weeks ended September 23, 2000 related to the opening of 18 stores. Pre-opening costs of $1.3 million were incurred during the thirty-nine weeks ended September 25, 1999 for the opening of 18 stores.

Net interest expense increased 20.1% to $26.1 million during the thirty-nine weeks ended September 23, 2000 from $21.7 million in the comparable period last year. The increase was principally due to the impact of additional term and other borrowings secured since the prior year period ($1.3 million), higher average borrowing on the Company's revolving credit facility ($1.5 million) and the effect of increases in short-term interest rates ($1.6 million).

Income before income taxes for the thirty-nine weeks ended September 23, 2000 increased by $5.0 million to $22.7 million from $17.7 million in the comparable prior year period, primarily as a result of increased sales and gross profit dollars partially offset by increased selling, general, administrative and interest expenses.

Income tax expense for the thirty-nine weeks ended September 23, 2000 was $9.6 million or 1.3% of net sales, compared to $3.4 million or 0.5% of net sales for the thirty-nine weeks ended September 25, 1999. The current year's expense reflects an effective rate of 44.0%, offset by $0.4 million in jobs tax credit benefits, resulting in a net tax rate of 42.2%. The 19.0% effective tax rate used in 1999 reflected the utilization of accumulated net operating loss carryforwards. Cash taxes paid during the thirty-nine week period this year amounted to $1.6 million due to continued cash flow benefits from tax loss carryforwards recognized in the fourth quarter last year.

The Company's net income for the thirty-nine weeks ended September 23, 2000 decreased by 8.6% to $13.1 million compared to $14.4 million for the thirty-nine weeks ended September 25, 1999, due to the higher tax provision in the current year partially offset by the other factors impacting income before taxes as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 23, 2000 and December 25, 1999 was $153.7 million and $120.0 million, respectively. The increase is primarily due to additional inventory of $20.9 million resulting from the opening of 18 stores during the first nine months of fiscal 2000 and the reclassification of approximately $6.0 million of accounts payable liabilities from short term to long term related to the negotiated termination of a secondary pharmaceutical supplier contract. Additionally, accounts receivable increased by $7.2 million, reflecting volume increases in third party prescription plans combined with the timing of collections of certain post-Labor Day and other third quarter promotional rebates and advertising allowances.

The Company's EBITDA (earnings before interest, taxes, depreciation, amortization, and other non-cash items) for the third quarter of 2000 increased by 15.4% to $27.3 million from $23.7 million for the third quarter of 1999. EBITDA as a percentage of sales was 11.3% for the third quarter of 2000 compared to 11.2% for the third quarter of 1999. The Company's EBITDA for the thirty-nine weeks ended September 23, 2000 increased by 21.6% to $70.5 million from $58.0 million for the thirty-nine weeks ended September 25, 1999. EBITDA as a percentage of sales was 9.9%, compared to 9.5% in the comparable prior year period.

For the thirty-nine weeks ended September 23, 2000 net cash provided by operating activities was $7.0 million, compared to $4.1 million during the thirty-nine weeks ended September 25, 1999. The increase of $2.9 million is primarily attributable to the increase in EBITDA of $12.5 million, partially offset by the incremental increase in inventory of $9.5 million.

During the thirty-nine weeks ended September 23, 2000, net cash used in investing activities was $20.9 million compared to $32.0 million during the thirty-nine weeks ended September 25, 1999. The decrease from 1999 of $11.1 million is primarily due to non-recurring capital expenditures made last year to complete the conversions of acquired Rock Bottom store locations. Cash used for investing activities in the thirty-nine weeks ended September 25, 1999 included $10.3 million of pharmacy acquisitions offset by $10.7 million of proceeds from the disposition of six former Rock Bottom store locations as well as the sale of the Company's former distribution center.

For the thirty-nine weeks ended September 23, 2000, net cash provided by financing activities was $14.1 million, compared to $28.0 million during the thirty-nine weeks ended September 25, 1999. The reduction from last year is attributable to increased cash provided by operations and the reduced level of capital expenditures. On March 17, 2000, the Company secured an additional $10.0 million of term loan financing, and increased the capacity of its revolving credit facility from $40.0 million to $55.0 million. This provided the Company with additional flexibility under the Company's credit agreement and provided access to additional debt financing to fund future working capital requirements. At September 23, 2000, the Company had $42.0 million outstanding under the revolving credit facility and remaining availability of approximately $12.3 million.

The Company's capital requirements primarily result from opening and stocking new stores, renovations of existing stores and the continuing development of management information systems. The Company believes that there are significant opportunities to open additional stores, and currently plans to open approximately 22 stores, including the 18 stores opened through September 23, 2000, during the current fiscal year. The Company expects to spend approximately $27.0 million in 2000 on capital expenditures primarily for new and replacement stores. Working capital is also required to provide inventory for the Company's existing stores. Historically, the Company has been able to lease its store locations.

On October 30, 2000, the Company obtained an additional $20.0 million of term loan financing under its current credit agreement and used the proceeds to reduce its outstanding revolver borrowings. The reduction in revolver borrowings increased available borrowings by $20.0 million that can be used to fund additional working capital needs as may be required.

On October 31, 2000, the Company's credit agreement was amended to permit available term loan borrowings to increase up to an additional $20.0 million, for which the Company has received a commitment of $10.0 million as of November 2, 2000. Proceeds from this additional $10.0 million will also be used to reduce outstanding revolver borrowings and further increase available borrowings.

The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving and term loan borrowings under the Company's credit agreement, will be adequate for at least the next two years to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of its debt agreements. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond the Company's control. In addition, there can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for repayment of its indebtedness in the future. Substantially all of the Company's revolving and term loan borrowings under its credit agreement bear interest at floating rates; therefore, the Company's financial condition will be affected by the changes in prevailing interest rates. The Company has an interest rate protection agreement in place to minimize the impact from a rise in interest rates (see "Market Risk" on page 13).


TAX BENEFITS FROM NET OPERATING LOSSES

At December 25, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $68 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce or eliminate the Company's federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. The 1997 recapitalization of the Company, in which DLJ Merchant Banking Partners II, L.P. and certain of its affiliates acquired a significant portion of the Company's outstanding capital stock ("the Recapitalization"), caused the Company to experience an ownership change. As a result, the Company currently is subject to an annual Section 382 Limitation of approximately $8.5 million in 2000 and 2001 and approximately $5.1 million from 2002 to 2018 on the amount of NOLs generated prior to the Recapitalization that the Company may utilize to offset future taxable income. NOLs generated by the Company since the Recapitalization (approximately $18 million) are not subject to the Section 382 Limitation and may be used to offset future taxable income. There can be no assurance that any NOLs will be able to be used by the Company to offset future taxable income or that such NOLs will not become subject to limitation due to future ownership changes.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. The Company does not presently have significant transactions involving derivative instruments, other than the interest rate protection agreement described below (see "Market Risk"), but may do so in the future. The Company will adopt FASB Statement No. 133, effective with the first quarter of fiscal 2001, but this is not anticipated to have a material effect on the Company's financial statements or results of operations.


MARKET RISK

The financial results of the Company are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding (under the Company's credit agreement) was approximately $272.2 million at September 23, 2000, which is about the same level the Company expects its outstanding variable rate debt to be during the next twelve months. Based on September 23, 2000 outstanding balances, a 0.50% change in interest rates would affect pre-tax annual results of operations by approximately $1.4 million. The Company also has $80 million of Senior Notes outstanding at September 23, 2000. These notes, which bear interest payable semi-annually at a fixed 9.25%, are not subject to risk from interest rate fluctuations.

The principal objective of the Company's investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate the funding needs of the Company. As part of its investment management, the Company may use derivative financial products such as interest rate hedges and interest rate swaps. During the nine months ended September 23, 2000, the Company had an interest rate protection agreement in place. This agreement, which expires in November 2000, provides for a maximum LIBOR interest rate of 6.5% on $65 million of variable rate debt. At September 23, 2000 the thirty-day LIBOR rate was approximately 6.63%.

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

            ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            Not applicable
 .
            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

3.5(ii) By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1 Form of Indenture (incorporated by reference to Exhibit 4.1 to the Notes S-1)
10.1 Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2 Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3 Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4 Employment Agreement, dated as of February 22, 1993, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5 Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6 Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7 Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).
10.8 Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.9 Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council (incorporated by reference to
                  Exhibit 10.9 to the Common Stock S-1).
10.10 Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).
10.11 Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.12 Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.13 Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.14 Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to
                  Exhibit 10.16 to the Company's 1998 Annual Report on Form
                  10-K).
10.15 Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.16 Promissory Note, dated as of June 7, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit
                  10.19 to the 1999 10-K).
10.17 Promissory Note, dated as of December 30, 1999, between the Company and Anthony J. Cuti (incorporated by reference to
                  Exhibit 10.20 to the 1999 10-K).

10.18             Third Amended and Restated Credit Agreement, dated as of March
                  17, 2000, among Duane Reade, as the Borrower, Duane Reade Inc.
                  and DRI I Inc., as the Parent Guarantors, Various Financial
                  Institutions set forth therein, as the Lenders, DLJ Capital
                  Funding, Inc., as the Syndication Agent for the Lenders, and
                  Credit Lyonnais New York Branch, as the Documentation Agent
                  for the Lenders (incorporated by reference to Exhibit 10.21 to the 1999 10-K).
10.19             Amendment Agreement to Credit Agreement, dated as of March 17,
                  2000 among Duane Reade, Duane Reade Inc., DRI I Inc., Various
                  Financial Institutions as Lenders, DLJ Capital Funding, Inc.
                  as Syndication Agent, Fleet National Bank as Administrative
                  Agent and Credit Lyonnais New York Branch as Documentation
                  Agent (incorporated by reference to Exhibit 10.22 to the 1999
                  10-K).
10.20             First Amendment to Employment Agreement, dated March 13, 2000, between the Company and Anthony J. Cuti. (incorporated by
                  reference to Exhibit 10.23 to the 1999 10-K).
10.21             Agreement, dated April 1, 1999, between Duane Reade and Local
                  340A/340B, New York.
10.22*            First Amendment to Third Amended and Restated Credit
                  Agreement, dated as of September 5, 2000 by and among Duane
                  Reade, each Designated Guarantor, Duane Reade, Inc.,
                  DRI I Inc., DLJ Capital Funding, Inc. as Syndication Agent
                  and Fleet National Bank as Administrative Agent.
10.23*            Second Amendment to Third Amended and Restated Credit
                  Agreement, dated as of October 31, 2000 among Duane Reade,
                  Duane Reade Inc., DRI I Inc., Various Financial Institutions
                  as Lenders, DLJ Capital Funding, Inc. as Syndication Agent,
                  Fleet National Bank as Administrative Agent and Credit
                  Lyonnais New York Branch as Documentation Agent.
21.1              Subsidiaries of the Company (incorporated by reference to
                  Exhibit 21.1 to the 1999 10-K).
27.1 *            Financial Data Schedules
* Filed herewith.

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


Dated:      November 3, 2000
                                          DUANE READE INC.
                                          (Registrant)

                                          By: /s/ John K. Henry
                                              ------------------
                                              Name:  John K. Henry
                                              Title: Senior Vice President and
                                                     Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 3, 2000

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


Dated:      November 3, 2000
                                       DRI I INC.

                                       By: /s/ John K. Henry
                                          -------------------
                                          Name:  John K. Henry
                                          Title: Senior Vice President and
                                                 Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 3, 2000 by:

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


Dated:      November 3, 2000
                                         DUANE READE

By:   DRI I Inc., a general partner      By: Duane Reade Inc., a general partner


By: /s/ John K. Henry                    By: /s/ John K. Henry
    ---------------------------------        -----------------------------------
Name:   John K. Henry                    Name:  John K. Henry
Title:  Senior Vice President and        Title: Senior Vice President and Chief
        Chief Financial Officer                 Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 3, 2000 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

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


Dated:      November 3, 2000
                                       DUANE READE REALTY, INC.

                                       By: /s/ John K. Henry
                                           -------------------------------------
                                           Name:  John K. Henry
                                           Title: Senior Vice President and
                                                  Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 3, 2000 by:

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


Dated:  November 3, 2000
                                       DUANE READE INTERNATIONAL, INC.

                                       By: /s/ John K. Henry
                                           -------------------------------------
                                           Name:  John K. Henry
                                           Title: Senior Vice President and
                                                  Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 3, 2000 by:

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