Form 10-K
period 2000-12-30
DUANE READE INC; DUANE READE; DRI I INC; DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC
filed 2001-03-28
CIK 895364, 895366, 1052796, 1095722, 1095723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                            ------------------------
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                    OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000. COMMISSION FILE NUMBER 333-41239
                                DUANE READE INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-3164702
       (State or other jurisdiction of             (IRS Employer Identification Number)
       incorporation or organization)

DRI I Inc.*                                    Delaware       04-3166107
Duane Reade*                                   New York       11-2731721
Duane Reade Realty, Inc*                       Delaware       13-4074383
Duane Reade International, Inc.*               Delaware       22-3672347

    * Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

              440 NINTH AVENUE
             NEW YORK, NEW YORK                                    10001
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The only class of voting securities of Duane Reade Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On March 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $347 million.

    The number of shares of the Common Stock outstanding as of March 16, 2001: 18,446,587

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                   PART OF FORM 10-K
---------------------------------------------  ---------------------------------------------
   Portions of the Proxy Statement for the                       Part III
Annual Meeting of Stockholders to be held May
                  14, 2001

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I
ITEM 1.    Business....................................................      3
ITEM 2.    Properties..................................................      9
ITEM 3.    Legal Proceedings...........................................      9
ITEM 4.    Submission of Matters to a Vote of Security Holders.........      9
PART II
ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     10
ITEM 6.    Selected Financial Data.....................................     11
ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     12
ITEM 7A.   Quantitative and Qualitative Discussions About Market
           Risk........................................................     18
ITEM 8.    Financial Statements and Supplementary Data.................     19
ITEM 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................     43
PART III
ITEM 10.   Directors and Executive Officers of the Registrant..........     43
ITEM 11.   Executive Compensation......................................     43
ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     43
ITEM 13.   Certain Relationships and Related Transactions..............     43
PART IV
ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     44
SIGNATURES.............................................................     47

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Based on sales volume, we are the largest drugstore chain in metropolitan New York, with 102 of our 172 stores located in Manhattan's high-traffic business and residential districts. Since opening our first store in 1960, we have successfully executed a marketing and operating strategy tailored to the unique characteristics of New York, the largest and most densely populated market in the United States. For the 53 week fiscal year ended December 30, 2000 we had sales of $1.0 billion and fully taxed net income of $22.7 million, compared to sales of $839.8 million and net income of $40.7 million in the 52 week 1999 fiscal year. The 1999 fiscal year net income included a $10.5 million one time tax benefit compared to a fiscal year 2000 tax provision of $15.6 million. Pro forma fully taxed net income for the 1999 fiscal year amounted to $16.1 million. Compared to fiscal 1999 sales and pro forma fully taxed net income, fiscal 2000 sales and net income increased by 19.1% and 41.0% respectively.

    We enjoy strong brand name recognition in metropolitan New York, and we believe this results from our many locations in high-traffic areas of Manhattan. We have developed an operating strategy designed to capitalize on the unique characteristics of the metropolitan New York market. These include high-traffic volume, complex distribution logistics and high costs of occupancy, media advertising and personnel. The key elements of our operating strategy are:

    - an everyday low price format and broad product offerings;

    - a low cost operating structure supported by high volume stores and low advertising and distribution costs; and

    - the ability to design and operate stores in a wide variety of sizes and layouts.

    We believe that our everyday low price format and broad product offerings provide value and convenience for our customers and build customer loyalty. Our everyday low price format results in prices that we believe are lower, on average, than the prices offered by our competitors.

    We are able to keep operating costs relatively low due to high per store sales volume, relatively low warehouse and distribution costs and relatively low advertising expenditures. Our high volume stores allow us to effectively leverage occupancy costs, payroll and other store operating expenses. Our 450,000 square foot distribution facility is centrally located in Queens, New York. This logistically efficient location, combined with the rapid turnover of inventory in our stores, results in lower warehouse and distribution costs as a percentage of sales.

    We have demonstrated our ability to successfully operate stores using a wide variety of store configurations and sizes. We believe this is necessary to succeed in the metro New York City market. For example, our store size ranges from 1,600 to 14,700 square feet, and we operate 36 bi-level stores. We believe that flexibility in configuring stores provides us with a competitive advantage in securing locations for new stores, as many of our competitors target more standardized spaces for their stores, which are more difficult to find in metropolitan New York. In addition, our management team has extensive experience with, and knowledge of, the New York real estate market, allowing us to pursue attractive real estate opportunities.

    We were founded in 1960, and we have been a public company since February 1998. At December 30, 2000, investment funds affiliated with DLJ Merchant Banking Partners II, L.P. (the "DLJ Entities") owned approximately 45.5% of our issued and outstanding common stock.

    In November 2000, the ultimate parent of the DLJ Entities, DLJ Inc., was acquired by an indirect, wholly owned subsidiary of the Credit Suisse Group, and on February 1, 2001, Donaldson Lufkin & Jenrette Securities Corporation, an affiliate of the DLJ Entities and the market maker for our 9 1/4 Senior

Subordinated Notes due 2008, changed its name to Credit Suisse First Boston Corporation. The acquisition of DLJ Inc. did not trigger a "change of control" under the Indenture for our 9 1/4% Senior Subordinated Notes due 2008, our Credit Agreement or the 1997 Equity Participation Plan.

    We operate 172 stores, 24 of which were opened during 2000. During 1999 and 1998 we opened 21 stores and 33 stores respectively. We closed one store in 2000 and one store in 1999.

COMPANY OPERATIONS

    MERCHANDISING: Our overall merchandising strategy is to provide the broadest selection of branded and private label drugstore products available in Manhattan and to sell them at everyday low prices. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in all merchandise categories. In addition to prescription and over-the-counter, or OTC drugs, we offer brand name and private label health and beauty care products, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing services, photo supplies, seasonal merchandise and other products. Health and beauty care products, including OTC drugs, represent our largest product categories. We allocate ample shelf space to popular brands of health and beauty care products. We also offer large sizes, which we believe appeal to the value consciousness of many New York consumers. We place convenience items, such as candy, snacks and seasonal goods, near the check out registers to provide all customers with optimum convenience and to stimulate impulse purchases, while allowing the store employees to monitor those product categories that are particularly susceptible to inventory shrink.

    In addition to a wide array of brand products, we also offer our own private label products. Private label products provide customers with high-quality, lower priced alternatives to name brand products, while generating higher gross profit margins than name brand products. These offerings also enhance our reputation as a value-oriented retailer. We currently offer in excess of 600 private label products which, in fiscal 2000, accounted for approximately 6.1% of non-pharmacy sales. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to aggressively promote private label goods.

    We also offer next-day photofinishing services in all of our stores, and we have installed one-hour photofinishing in 19 stores. Management believes that photofinishing services contribute significantly to sales of other merchandise categories because of the customer traffic increases that result from the customer visiting a store twice, in order to drop off film and pick up the processed photos.

    During 2000, we added additional customer services such as ATM machines, sales of lottery tickets and electronic benefits transfers using debit cards.

    PHARMACY: We believe that our pharmacy business will continue to contribute significantly to our growth. Management also believes that a larger and stronger pharmacy business will enhance customer loyalty and generate incremental customer traffic. We expect this to increase sales of our wide variety of OTC drugs and other non-pharmacy merchandise. Our prescription drug sales, as reflected by same store pharmacy sales, grew by 18.8% in 2000 compared to 1999. Sales of prescription drugs represented 35.4% of total sales in 2000, compared to 31.9% of total sales in 1999. The average number of prescriptions our pharmacists fill per store per week increased to 1,005 in 2000, which remains well below the national industry chain store average of approximately 1,185, providing significant opportunity for continued pharmacy growth. We believe that the average number of prescriptions filled per week lags behind the national industry average because of historically low penetration of third party plans in the New York City area and our concentration of stores in business areas, rather than residential areas. We believe continued pharmacy growth will also increase overall customer traffic and benefit our non-pharmacy sales.

    We believe that our extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality health care products and services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payors. The percentage of our total prescription drug sales attributable to third party plans increased to approximately 84.0% in 2000 from approximately 81.2% in 1999. Gross margins on sales to third party plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of third party plans. Management believes, however, that the higher volume of pharmacy sales to third party plan customers offsets these lower gross profit margins. We believe this allows us to leverage other fixed store operating expenses. In addition, we believe that third party plans generate additional general merchandise sales by increasing customer traffic in the stores. As of December 30, 2000, we had contracts with over 200 third party plans, including every major third party plan in our market areas. No single plan or customer accounted for 10% or more of our total chain sales.

    Another important component of our pharmacy growth strategy is the continued acquisition of prescription files from independent pharmacies in market areas currently served by existing Duane Reade stores. In 2000, we purchased the prescription files of 13 independent pharmacies for an aggregate total of $3.4 million. Independent pharmacies tend to have a higher proportion of customers that are not affiliated with third party plans, which provide incremental revenue and higher margin contribution. When appropriate, we will retain the services of the pharmacist, whose personal relationship with the customers generally maximizes the retention rate of the purchased file. Since 1996, we have experienced an estimated 80% customer retention rate with respect to prescription files acquired. Given the large number of independent pharmacies in metropolitan New York, we believe that these stores will provide additional future acquisition opportunities.

    All of our pharmacies are linked by computer systems which enable them to provide customers with a broad range of services. Our pharmacy computer network profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer network also expedites transactions with third party plans by electronically transmitting prescription information directly to the third party plan and providing on-line adjudication. At the time of sale, on-line adjudication confirms customer eligibility, prescription coverage and pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication also reduces losses from rejected claims and eliminates a portion of our paperwork for billing and collection of receivables and related costs.

    During 1999, we launched a new service initiative aimed at improving customer service at our higher volume pharmacies. This service is a centrally located pharmacy, which receives orders via internet, phone or fax from customers and physicians, determines which prescriptions can be most efficiently filled centrally and forwards the balance to the local stores. The selected prescriptions are filled and then delivered to the store in advance of the scheduled pickup, thereby reducing waiting times during peak periods. This provides in-store pharmacy staff members with more time to service customers and fill prescriptions that are needed on a more immediate basis. This centrally located pharmacy also contributes to improved inventory management, since large supplies of expensive medications can be maintained in a single location rather than at each individual store. In addition, this concentration of inventory in one central location results in higher fill rates on less frequently used medications. At December 30, 2000, this facility serviced 24 of our stores.

    INTERNET: In 1999, we launched an interactive website, "www.duanereade.com," which customers may use to access company information, fill prescriptions and purchase over-the-counter medications as well as health and beauty care products and other non-pharmacy items. We were one of the first major drug store chains to offer full service internet retailing to our customers. Our strategy has been to develop the website as an additional vehicle to deliver superior customer service, further supporting our strength as a "brick-and-mortar" retailer. While sales generated on the website to date have been immaterial to our business overall, we believe "www.duanereade.com" has positioned us to exploit internet business as it may develop in the future.

    STORE OPERATIONS: Our stores range in size from 1,600 to 14,700 square feet, with an average of 7,166 square feet per store. Our stores are designed to facilitate customer movement and to minimize inventory shrink. We believe that providing wide, straight aisles and well-stocked shelves allow customers to find merchandise easily and allow store managers, security guards, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

    We establish each store's hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity. Stores in Manhattan's business districts are generally open five days a week. In residential and appropriate business/shopping districts, stores are open six or seven days a week, with a heavy emphasis on convenient, early morning openings and late evening closings. In fiscal 2000, 27 of our stores were open 24 hours a day, 365 days a year. We intend to continue to identify stores in which extended operating hours would improve customer service and convenience and contribute to our profitability. Many of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or at the store. Each store is supervised by one store manager and one or more assistant store managers. Stores are supplied by deliveries from our warehouse in Queens an average of three times per week, allowing the stores to maintain a high in-stock position, maximize utilization of store selling space and minimize inventory required to be held on hand.

    We attempt to mitigate inventory shrink through: (1) the employment of full time security guards in each store, (2) the use of a state-of-the-art Electronic Article Surveillance, or EAS, system that detects unremoved EAS tags on valuable or easily concealed merchandise and (3) merchandise delivery and stocking during non-peak hours. Additionally, we train all store and warehouse employees to monitor inventory shrink, and we use outside shopping services to monitor employee behavior. We staff a full-time team of loss prevention professionals and use an anonymous call-in line to allow employees to report instances of theft. We also conduct ongoing audits of warehouse picking and receiving and have an anonymous reward line for reporting theft. We believe that these programs improve our control over inventory shrinkage which tends to be higher in the urban markets within which our stores are located.

    PURCHASING AND DISTRIBUTION: We purchase approximately 96% of our non-pharmacy merchandise directly from manufacturers. We distribute approximately 86% of our non-pharmacy merchandise through our warehouse and receive direct-to-store deliveries for approximately 14% of our non-pharmacy purchases. Direct-to-store deliveries are made for greeting cards, photofinishing, convenience foods and beverages. In total, we purchase from over 1,000 vendors. We believe that there are ample sources of supply for the merchandise we currently sell, and that the loss of any one non-pharmacy supplier would not have a material effect on our business.

    We manage purchasing through a combination of forward buying and vendor discount ("deal") buying in ways that we believe maximize our buying power. For example, we use a computerized forecasting and investment program that is designed to determine optimal forward buying quantities before an announced or anticipated price increase has been implemented. By forward buying, we stock up on regularly carried items when manufacturers temporarily reduce the cost of goods or when a price increase has been announced or is anticipated.

    We generally purchase prescription medications under long-term supply agreements. Substantially all of our pharmacy inventory is shipped directly to stores on a consignment basis.

    We currently operate one warehouse in Queens, New York. The warehouse contains approximately 450,000 square feet devoted to inventory. The close proximity of the warehouse to the stores allows us to supply the stores frequently, thereby minimizing inventory and maximizing distribution economies. We also operate a fleet of trucks and vans, which we use for deliveries from the warehouse to the stores.

    ADVERTISING AND PROMOTION: We regularly promote key items at reduced retail prices during promotional periods. We use store windows and in-store signs to communicate savings and value to shoppers.

Additionally, our customers used over 77 million bags with the highly recognizable Duane Reade logo in 2000, helping to promote our name throughout metropolitan New York. We also use full color circulars to announce new stores and heavily circulate them in local areas to attract customers. We usually do not rely heavily on print or broadcast media to promote our stores. Rather, because of our many high-traffic locations, we typically rely on in-window displays as our primary method of advertising. We use radio advertising that focuses on our pharmacy business, highlighting services enhanced by the modern pharmacy computer system, pharmacist accessibility and enhanced convenience. In 1999, we introduced a "Dollar Rewards" card for frequent shoppers. This card entitles the holder to additional discounts and price reductions. By the end of February 2001, we had issued over 1.6 million cards.

    MANAGEMENT INFORMATION SYSTEMS: We currently have modern pharmacy and inventory management information systems. The pharmacy system, which is known as PDX, has reduced the processing time for electronic reimbursement approval for prescriptions from third party plan providers from 50 seconds to 7 seconds, and our warehouse inventory management systems have allowed us to increase our inventory turns. We use scanning point of sale, or POS, systems in each of our stores. These systems allow better control of pricing, inventory and shrink, while maximizing the benefits derived from the other parts of our systems application development program. POS also provides sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design by allowing detailed analysis of stock-keeping unit sales.

    During the fourth quarter of 1999, we implemented a computer-assisted merchandise replenishment system for store orders sourced through our distribution center. This system uses item-specific and store-specific sales history to produce "suggested" orders for each store, which can be accepted or modified by the stores before being released to the distribution center. The system is fully automated and improves in-stock conditions at reduced inventory levels. The system has been fully operational in our entire chain since the middle of the 2000 fiscal year.

    During fiscal 2000, we introduced radio frequency hand held scanning devices to our stores. These devices communicate directly with our central processor located at our headquarters facility and permit real-time updates of adjustments to on-hand quantities in our perpetual inventory system. These devices are also used to support inventory ordering, transfers, price changes and direct store deliveries. We completed the installation of these devices during the first quarter of 2001.

    COMPETITION: Our stores compete on the basis of, among other things, convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. The diverse labor pool, local customer needs and complex real estate market in New York City all favor regional chains and independents that are familiar with the market. We tailor our store format to meet all of these requirements, and this has proven successful in both the business and residential neighborhoods of Manhattan, as well as the outer boroughs and surrounding areas.

    Our primary competition comes from approximately 700 independent locations in New York City as well as stores operated by major drug store chains including CVS, Rite Aid, Eckerd and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, a centrally located warehouse that minimizes store inventory and maximizes selling space, a full line of in-stock, brand name merchandise and a convenient store format. Against major drug chain competition, Duane Reade enjoys the advantages of a centrally located warehouse and a larger number of convenient locations.

    GOVERNMENT REGULATION: Pharmacies are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. Our stores and distribution facility are registered with the federal U.S. Drug Enforcement Agency and are subject to various state and local licensing requirements. Each of our pharmacies and pharmacists located in New York are licensed by the State of New York. The State of New Jersey licenses the pharmacies and pharmacists employed at our stores in Newark, Bayonne and Edgewater, New Jersey. In addition, we have been granted cigarette tax stamping licenses from the State of New York and from the City of New York, which permit us to buy cigarettes directly from the manufacturers and stamp the cigarettes ourselves. Our stores possess cigarette tax retail dealers licenses issued by the State of New York, the City of New York and the State of New Jersey. In addition, certain of our stores possess beer licenses issued by the State of New York. We seek to comply with all such licensing and registration requirements and continue to actively monitor our compliance with such requirements. By virtue of these license and registration requirements, we are obligated to observe certain rules and regulations and a violation of these rules and regulations could result in suspension or revocation of one or more licenses or registrations and/ or the imposition of monetary penalties or fines.

    EMPLOYEES: As of December 30, 2000, we had approximately 5,500 employees, 80% of whom were full-time. Approximately 3,700 of our employees are represented by unions. Non-union employees include employees at corporate headquarters, employees at our personnel office, store management and most part-time employees. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815. Our three-year contract with this union expires on August 31, 2002. Store employees are represented by the Allied Trade Council and certain stores are represented by Local 340A New York Joint Board, Unite AFL-CIO. Our contract with the Allied Trade Council expires August 31, 2001. The contract with Local 340A New York Joint Board, Unite expires September 21, 2002. We believe that our relations with our employees are good.

    TRADEMARKS: The name "Duane Reade" and the "DR" logo are registered trademarks. We believe that we have developed strong brand awareness within the New York City area. As a result, we regard the Duane Reade logo as a valuable asset. In addition, in connection with the Rock Bottom acquisition, we acquired the "Rock Bottom" name, the "Rock Bottom" logo and "RXCELLENT SERVICE and Design," each of which are registered trademarks.

    THE FOREGOING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. A NUMBER OF FACTORS COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE DRUGSTORE INDUSTRY IN GENERAL AND IN OUR SPECIFIC MARKET AREA; INFLATION; CHANGES IN COSTS OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN OUR SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN PREVAILING INTEREST RATES AND THE AVAILABILITY OF AND TERMS OF FINANCING TO FUND THE ANTICIPATED GROWTH OF OUR BUSINESS; LIABILITY AND OTHER CLAIMS ASSERTED AGAINST US; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; OUR SIGNIFICANT INDEBTEDNESS; LABOR DISTURBANCES; CHANGES IN OUR ACQUISITION AND CAPITAL EXPENDITURE PLANS AND OTHER FACTORS REFERENCED IN THIS REPORT. IN ADDITION, THESE FORWARD-LOOKING STATEMENTS ARE NECESSARILY DEPENDENT UPON ASSUMPTIONS, ESTIMATES AND DATES THAT MAY BE INCORRECT OR IMPRECISE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND MAY NOT BE REALIZED. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "PRO FORMA," "ANTICIPATES," "INTENDS" OR THE NEGATIVE OF ANY OF THESE TERMS, OR OTHER VARIATIONS ON THESE TERMS OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY OR INTENTIONS. GIVEN THESE UNCERTAINTIES, WE CAUTION INVESTORS NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE ANY OF THESE FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

ITEM 2. PROPERTIES

    As of December 30, 2000, we were operating stores in the following locations:

                                                              NO. OF STORES
                                                              -------------
Manhattan, NY...............................................       102
Queens, NY..................................................        21
Brooklyn, NY................................................        18
Nassau County, NY...........................................        10
Bronx, NY...................................................         7
Westchester County, NY......................................         5
Suffolk County, NY..........................................         3
Staten Island, NY...........................................         3
New Jersey..................................................         3
                                                                   ---
Total:......................................................       172
                                                                   ---

    Store leases are generally for 15-year terms. The average year of expiration for stores operating as of December 30, 2000 is 2010. Lease rates are generally subject only to increases based on inflation, real estate tax increases or maintenance cost increases. The following table sets forth the lease expiration dates of our leased stores over each of the next five years and thereafter. Of the 40 stores with leases expiring in the next five years, 14 have renewal options.

YEAR                                                          NO. OF STORES
----                                                          -------------
2001........................................................         3
2002........................................................        13
2003........................................................         7
2004........................................................         9
2005........................................................         8
Thereafter..................................................       132

    We occupy 49,000 square feet for our corporate headquarters, located in Manhattan, New York, under leases that expire in 2002 and 2008.

    We occupy a 450,000 square foot warehouse in Queens, New York, under a lease that expires in 2017.

ITEM 3. LEGAL PROCEEDINGS

    We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operations or cash flows of our company. In addition, we are currently party to arbitration proceedings arising out of disputes over the purchase price with respect to the Rock Bottom acquisition. We believe that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operations or cash flows of our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 2000, we did not submit any matters to a vote of our security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                       MARKET PRICE RANGE OF COMMON STOCK

                                                                  YEAR ENDED
                                                               DECEMBER 30, 2000
                                                              -------------------
QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 25, 2000..............................................   $28.81     $20.63
June 24, 2000...............................................    32.50      23.00
September 23, 2000..........................................    31.38      20.94
December 30, 2000...........................................    31.94      23.13

                                                                  YEAR ENDED
                                                               DECEMBER 25, 1999
                                                              -------------------
QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
March 27, 1999..............................................   $38.50     $25.63
June 26, 1999...............................................    32.56      24.00
September 25, 1999..........................................    34.00      27.38
December 25, 1999...........................................    30.75      20.25

    Our common stock is listed on the New York Stock Exchange under the symbol "DRD." At March 16, 2001 there were 48 registered stockholders of our common stock, compared with 80 registered stockholders at March 10, 1999. Since a portion of our common stock is held in "street" name or nominee name, we are unable to determine the exact number of beneficial holders. Our credit agreement and Subordinated Notes Indenture contain covenants prohibiting payment of cash dividends. Accordingly, we paid no dividends in 2000 or 1999, and do not currently anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, PERCENTAGES AND STORE DATA

FISCAL YEAR(1)                                2000        1999       1998       1997       1996
--------------                             ----------   --------   --------   --------   --------
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital..........................  $  154,466   $120,036   $ 90,000   $ 37,494   $  9,917
Total assets.............................     570,930    510,294    428,140    249,521    222,476
Total debt and capital lease
  obligations............................     353,001    341,042    310,969    278,085    245,657
Stockholders' equity (deficiency)........     114,497     66,516     22,789    (74,109)   (59,396)
STATEMENT OF OPERATIONS DATA
Net sales................................  $1,000,068   $839,771   $587,432   $429,816   $381,466
Cost of sales............................     745,717    621,510    431,025    322,340    288,505
                                           ----------   --------   --------   --------   --------
Gross profit.............................     254,351    218,261    156,407    107,476     92,961
Selling, general & administrative
  expenses...............................     155,584    135,786     94,577     65,414     59,048
Depreciation and amortization............      23,151     21,415     14,158      8,810     19,232
Store pre-opening expenses...............       1,395      1,492      3,273        767        139
Non-recurring charges(2).................          --         --         --     12,726         --
                                           ----------   --------   --------   --------   --------
Operating income.........................      74,221     59,568     44,399     19,759     14,542
Interest expense, net....................      35,935     29,348     25,612     34,473     32,396
                                           ----------   --------   --------   --------   --------
Income (loss) before income taxes........      38,286     30,220     18,787    (14,714)   (17,854)
Income tax benefit (expense).............     (15,610)    10,471         --         --         --
                                           ----------   --------   --------   --------   --------
Income (loss) before extraordinary
  charge.................................      22,676     40,691     18,787    (14,714)   (17,854)
Extraordinary charge(3)..................          --         --    (23,600)        --         --
                                           ----------   --------   --------   --------   --------
Net income (loss)........................  $   22,676   $ 40,691   $ (4,813)  $(14,714)  $(17,854)
                                           ==========   ========   ========   ========   ========
Per common share-basic:(4)
  Income (loss) before extraordinary
    charge...............................  $     1.28   $   2.38   $   1.16   $  (1.45)  $  (1.77)
  Extraordinary charge...................          --         --      (1.46)        --         --
                                           ----------   --------   --------   --------   --------
  Net income (loss)......................  $     1.28   $   2.38   $  (0.30)  $  (1.45)  $  (1.77)
                                           ----------   --------   --------   --------   --------
Weighted average common shares
  outstanding(4).........................      17,718     17,119     16,198     10,161     10,103
                                           ==========   ========   ========   ========   ========
Per common share-diluted:(4)
  Income (loss) before extraordinary
    charge...............................  $     1.23   $   2.26   $   1.07   $  (1.45)  $  (1.77)
  Extraordinary charge...................          --         --      (1.34)        --
                                           ----------   --------   --------   --------   --------
  Net income (loss)......................  $     1.23   $   2.26   $  (0.27)  $  (1.45)  $  (1.77)
                                           ----------   --------   --------   --------   --------
Weighted average common shares
  outstanding(4).........................      18,424     17,971     17,508     10,161     10,103
                                           ==========   ========   ========   ========   ========
OPERATING AND OTHER DATA
EBITDA(5)................................  $  101,357   $ 85,762   $ 62,016   $ 43,056   $ 35,300
EBITDA as a percentage of sales..........       10.1%      10.2%      10.6%      10.0%       9.3%
Number of stores at end of period........         172        149        128         67         60
Same store sales growth(6)...............        7.3%       8.9%       6.5%       7.6%       8.3%
Pharmacy same store sales growth.........       18.8%      21.0%      21.5%      24.6%      25.5%
Average store size (square feet) at end
  of period..............................       7,166      7,438      7,742      6,910      6,733
Sales per square foot(7).................  $      847   $    813   $  1,040   $  1,010   $    956
Pharmacy sales as a % of net sales.......       35.4%      31.9%      28.3%      25.1%      21.8%
Third-Party Plan sales as a % of pharmacy
  sales..................................       84.0%      81.2%      77.9%      74.2%      64.4%
Capital expenditures.....................  $   29,750   $ 37,181   $ 33,266   $  9,360   $  3,539

------------------------

(1) The 2000 fiscal year contains 53 weeks. All other years shown contain 52 weeks.

(2) We incurred approximately $12.7 million of expenses in 1997 related to our consideration and subsequent abandonment of plans for a public offering of common stock. We treat these charges as non-recurring, as we do not expect them to be repeated.

(3) Refer to Note 15 of the Consolidated Financial Statements for an explanation of this extraordinary charge.

(4) On January 14, 1998, the Company effected an 8.326 reverse stock split of its common stock. All references to common stock shares and per share data have been adjusted to give retroactive effect to such reverse stock split.

(5) As used in this report, EBITDA means earnings before interest, income taxes, depreciation, amortization, extraordinary charges, non-recurring charges and other non-cash items (primarily deferred rents). Management believes that EBITDA, as presented, represents a useful measure of assessing the performance of our ongoing operating activities, as it reflects our earnings trends without the impact of certain non-cash charges. Targets and positive trends in EBITDA are used as the performance measure for determining management's bonus compensation; EBITDA is also used by our creditors in assessing debt covenant compliance. We understand that, although security analysts frequently use EBITDA in the evaluation of companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow from operating activities as a measure of liquidity, as an alternative to net income as an indicator of our operating performance nor as any other measure of performance in conformity with generally accepted accounting principles.

        A reconciliation of net income (loss) to EBITDA for each period included above is set forth below (dollars in thousands):

FISCAL YEAR                     2000       1999       1998       1997       1996
-----------                   --------   --------   --------   --------   --------
Net income (loss)...........  $ 22,676   $ 40,691   $(4,813)   $(14,714)  $(17,854)
Income tax (benefit)
  expense...................    15,610    (10,471)       --          --         --
Interest expense, net.......    35,935     29,348    25,612      34,473     32,396
Depreciation and
  amortization..............    23,151     21,415    14,158       8,810     19,232
Extraordinary charge........        --         --    23,600          --         --
Non-recurring charges.......        --         --        --      12,726         --
Other non-cash items
  (primarily deferred
  rent).....................     3,985      4,779     3,459       1,761      1,526
                              --------   --------   -------    --------   --------
EBITDA......................  $101,357   $ 85,762   $62,016    $ 43,056   $ 35,300
                              ========   ========   =======    ========   ========

(6) Same store sales figures include stores that have been in operation for at least 13 months.

(7) Sales per square foot prior to fiscal 1999 exclude 29 Rock Bottom stores acquired in September of 1998, which were converted to the Duane Reade format in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should be read in connection with all consolidated financial statements and their notes included elsewhere in this report.

GENERAL

    We generate revenues primarily through sales of OTC drugs and prescription pharmaceutical products, health and beautycare products, food and beverage items, tobacco products, cosmetics, housewares, hosiery, greeting cards, photofinishing, photo supplies and seasonal merchandise. Health and beauty care products, including OTC drugs, represent our largest product categories. Our primary costs and expenses are (1) inventory costs, (2) labor expenses and
(3) occupancy costs.

    We have sales per square foot of $847 in fiscal 2000 and $813 in fiscal 1999. We believe that sales per square foot is a useful measure of comparing our performance to that of our competitors because it is a measure of a store's sales productivity. We currently expect that our sales per square foot may decline as we continue with our plan to increase new store openings during fiscal 2001. The opening of these additional stores may result in a decline in sales per square foot principally because (1) the average square footage for new stores will often be greater than that of the existing store base and (2) new stores generally take some time to reach a mature level of sales. We believe that our competitors in the industry experience increases and decreases in sales per square foot for similar reasons. Over the next two years, we plan to open 50 to 60 stores, of which approximately two-thirds will be located outside of our primary market of Manhattan, NYC.

    On September 11, 1998, we purchased substantially all of the operating assets, including inventory and leases, of Rock Bottom Stores, Inc., a drugstore chain of 38 stores operating primarily in the outer boroughs of New York City. We currently operate 29 of these stores, having sold or closed the remaining nine.

    Our primary assets are our ownership of 99% of the outstanding partnership interest of Duane Reade, a New York general partnership, and ownership of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade. Substantially all of our operations are conducted through Duane Reade. In August 1999, we established two new subsidiaries, Duane Reade International and Duane Reade Realty. Duane Reade distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade the properties subject to those leases.

RESULTS OF OPERATIONS

    The following sets forth the results of operations as a percentage of sales for the periods indicated.

                                                           2000          1999          1998
                                                         --------      --------      --------
Net sales..........................................       100.0 %       100.0%        100.0%
Cost of sales......................................        74.6          74.0          73.4
                                                          -----         -----         -----
Gross profit.......................................        25.4          26.0          26.6
Selling, general & administrative expenses.........        15.6          16.2          16.1
Depreciation and amortization......................         2.3           2.6           2.4
Store pre-opening expenses.........................         0.1           0.2           0.5
                                                          -----         -----         -----
Operating income...................................         7.4           7.0           7.6
Net interest expense...............................         3.6           3.5           4.4
                                                          -----         -----         -----
Income before income taxes.........................         3.8           3.5           3.2
Income tax benefit (expense).......................        (1.5)          1.3            --
                                                          -----         -----         -----
Income before extraordinary charge.................         2.3           4.8           3.2
Extraordinary charge...............................          --            --          (4.0)
                                                          -----         -----         -----
Net income (loss)..................................         2.3%          4.8%         (0.8)%
                                                          =====         =====         =====

FISCAL 2000 COMPARED TO FISCAL 1999

    Net sales in the 53-week year ended December 30, 2000 were $1.0 billion, an increase of 19.1% over the 52-week year ended December 25, 1999 sales of $839.8 million. On a comparable 52-week basis, net sales in 2000 increased 17.0% over the same period in 1999. The increase was due to increased comparable store sales of 7.3% and the inclusion of 21 stores opened during 1999 for the entire 2000 period and 23 net new stores opened in 2000. The increase in comparable store sales was primarily attributable to improved pharmacy sales, which increased to 35.4% of total sales in 2000 compared to 31.9% of total sales in 1999.

Pharmacy sales have followed the general industry trend reflecting accelerated growth rates versus front-end sales. Pharmacy and front-end comparable sales increased by 18.8% and 1.8%, respectively.

    Cost of sales as a percentage of net sales increased to 74.6% for 2000 from 74.0% for 1999, resulting in a decrease in gross profit margin to 25.4% for 2000 from 26.0% for 1999. The decrease in gross margin resulted principally from the faster growth rate of lower margin pharmacy sales and the inclusion of the 53rd week in 2000, which included a significant portion of post-holiday markdowns not included in the previous 52-week year.

    Selling, general and administrative expenses were $155.6 million, or 15.6% of net sales, and $135.8 million, or 16.2% of net sales, in 2000 and 1999, respectively. The decrease as a percentage of sales reflects the favorable leveraging of store operating costs from maturing retail sites, as well as the leveraging of general and administrative expenses against new and comparative store sales growth.

    Depreciation and amortization of intangibles in 2000 and 1999 was $23.2 million and $21.4 million, respectively. The increase was attributable to capital spending for property and equipment during 1999 and 2000 as well as amortization expenses for goodwill, pharmacy customer lists and lease acquisition costs for acquisitions completed during 1999 and 2000. This was partially offset by reduced amortization expenses related to a $22.2 million reduction of goodwill in the fourth quarter of 1999, and a change in the estimated useful life of pharmacy customer list acquisitions from 5 to 7 years.

    Store pre-opening expenses of $1.4 million related to the opening of 24 stores in 2000 as compared to $1.5 million reflecting 21 store openings in 1999.

    Net interest expense increased to $35.9 million in 2000 from $29.3 million in 1999. The increase in interest expense was principally due to higher levels of average borrowing and higher interest rates during 2000.

    Our income before income taxes increased 26.7% to $38.3 million in 2000 from $30.2 million in 1999.

    During 2000, we recorded an income tax provision of $15.6 million, which included certain wage related income tax credits, resulting in an effective tax rate of 40.8%. During 1999, we recorded an income tax benefit of $10.5 million due to the reversal of deferred tax asset valuation reserves of $30.8 million.

    We recorded net income of $22.7 million in 2000, compared to net income of $40.7 million in 1999. The decrease of $18.0 million is a result of the income tax benefit of $10.5 million recorded in 1999 as compared to the income tax provision of $15.6 million recorded in 2000, partially offset by the increase in pre-tax income of $8.1 million in 2000 versus 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

    Net sales in 1999 were $839.8 million, an increase of 43.0% over 1998 net sales of $587.4 million. The increase was due to increased comparable store sales of 8.9% and the inclusion of 33 stores opened during 1998 for the entire 1999 period and 21 new stores opened in 1999. The increase in comparable store sales was primarily attributable to increased pharmacy sales, which increased to 31.9% of total sales in 1999 compared to 28.3% of total sales in 1998. Pharmacy sales have followed the general industry trend reflecting accelerated growth rates versus front-end sales.

    Cost of sales as a percentage of net sales increased to 74.0% for 1999 from 73.4% for 1998, resulting in a decrease in gross profit margin to 26.0% for 1999 from 26.6% for 1998. The decrease in gross margin resulted principally from pharmacy sales making up a greater percentage of total sales and the impact of lower gross margins in the Rock Bottom stores acquired in September 1998.

    Selling, general and administrative expenses were $135.8 million or 16.2% of net sales and $94.6 million or 16.1% of net sales in 1999 and 1998, respectively. The large number of new and immature stores, along with the increased proportion of higher cost pharmacy business, offset the favorable leveraging of expenses associated with sales growth.

    The increase in depreciation and amortization of intangibles from $14.2 million in 1998 to $21.4 million in 1999 resulted principally from capital spending on property and equipment during 1998 and 1999 as well as full year amortization and depreciation expenses related to identifiable intangibles, goodwill and property and equipment associated with the Rock Bottom Stores acquisition in September 1998. In addition, amortization expenses increased due to the intangible assets associated with the acquisition of a portion of the Love's store chain in May 1999.

    Store pre-opening expenses decreased from $3.3 million in 1998 to $1.5 million in 1999 due to the opening of 21 new stores in 1999 compared to 33 in 1998.

    Net interest expense increased to $29.3 million in 1999 from $25.6 million in 1998. The increase in interest expense was principally due to higher levels of average borrowing and higher interest rates during 1999.

    Our income before income taxes increased 60.9% to $30.2 million in 1999 from $18.8 million in 1998.

    During 1999, we recorded an income tax benefit of $10.5 million due to the reversal of deferred tax asset valuation reserves, which were partially offset by the income tax provision for fiscal year 1999. We were not required to record an income tax provision in 1998, as there was no taxable income and our net operating loss carryforwards and related deferred tax asset had a valuation reserve of 100%.

    During 1998 we recorded a $23.6 million extraordinary charge related to the early extinguishment of debt.

    We recorded net income of $40.7 million in 1999, compared to a net loss of $4.8 million in 1998. The increase of $45.5 million is a result of higher gross profit as a result of higher sales, the extraordinary charge recorded in 1998, and the income tax benefit recorded in 1999, partially offset by higher selling, general and administrative expenses, amortization and depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

    In February 1998, we successfully completed an initial public offering, which was part of a plan to refinance all of our then existing indebtedness in order to enhance financial flexibility to pursue growth opportunities and implement capital improvements. This plan resulted in a reduction in our overall indebtedness, a simplification of our capital structure and access to additional borrowings. The principal components of this plan were: (1) our sale of
6.7 million shares of common stock for net proceeds of approximately
$102 million; (2) the execution of a new secured credit agreement, which provided for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (3) our issuance of $80 million aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2008, for net proceeds of approximately $77 million; (4) the repayment of all outstanding borrowings under our former credit agreement, the outstanding principal amount of which was $89.8 million as of December 27, 1997; (5) the redemption of our outstanding 15% Zero Coupon Senior Subordinated Notes due 2004 and (6) the redemption of our outstanding 12% Senior Notes due 2002.

    On August 14, 1998, in connection with the Rock Bottom acquisition, our credit agreement was amended to allow for increased term loan borrowings of $10 million. On September 11, 1998, also in connection with the Rock Bottom acquisition, the credit agreement was amended and restated to increase available term loan borrowings by $70 million, bringing the total permitted borrowings under our credit agreement to $240 million ($210 million of term loans and up to $30 million of revolving loans).

    On March 17, 1999, in connection with additional planned pharmacy acquisitions and capital spending requirements, the credit agreement was amended and restated again to increase available borrowings by $35 million to $275 million ($235 million of term loans and $40 million of revolving loans). On December 16, 1999 the credit agreement was amended to increase permitted revolving loan borrowings to $60 million of which $40 million was actually made available to us at December 25, 1999.

    On January 7, 2000 and February 11, 2000 available revolver borrowings were increased by $6.0 million and $4.0 million respectively, bringing total available revolver borrowings to $50 million.

    On March 17, 2000, in order to provide us with additional availability of capital for general working capital needs, the credit agreement was amended and restated to permit available term loan borrowings to increase by up to $30 million of which $10 million was actually made available to us. In addition, available revolver borrowings were increased by $5 million, bringing total available borrowings under the credit agreement to $300 million ($245 million of term loans and $55 million of revolver loans). We used the additional $10 million proceeds of the term loans to reduce revolver borrowings.

    On October 30, 2000, the remaining $20 million resulting from the March 17, 2000 credit agreement restatement was made available, bringing total term loan borrowing to $265 million. The additional funds were again used to reduce revolver borrowings.

    On October 31, 2000, the credit agreement was restated to allow for an additional $20 million of term loan borrowing, of which $10 million was made available. This increased our total available borrowings to $330 million
($275 million of term loans and $55 million of revolver loans.) The proceeds of this transaction were applied to the balance of the revolving credit line.

    Working capital was $154.5 million as of December 30, 2000 and $120.0 million as of December 25, 1999. The increase is primarily due to increases in inventory related to the opening of 24 additional stores during 2000, and increases in accounts receivable due to additional volume and an increase in the proportion of third party prescription sales.

    Our EBITDA increased by $15.6 million, or 18.2%, to $101.4 million in 2000 compared to $85.8 million in 1999. EBITDA as a percentage of sales was 10.1% in 2000, compared to 10.2% in 1999.

    For fiscal 2000, net cash provided by operating activities was $22.1 million, compared to $16.9 million for fiscal 1999. The primary reason for the increase in net cash provided was increased earnings from operations partially offset by increases in working capital related to inventory for new stores, accounts receivable and the timing of the year-end at December 30, 2000 versus December 25, 1999. As a result of the additional week and later year-end date in 2000, certain disbursements such as sales tax and payroll were paid prior to the year-end date in 2000, whereas they were paid after year-end in 1999.

    For fiscal 2000, net cash used in investing activities was $32.6 million, compared to $45.3 million in fiscal 1999. Net cash used in investing activities in 2000 was for capital expenditures of $29.7 million primarily related to new store openings and the remodeling and renovation of other stores, combined with $2.9 million for lease acquisition and pharmacy file acquisition costs. Net cash used in investing activities in 1999 was due to capital expenditures of $37.2 million, $8.5 million for lease acquisition and pharmacy file acquisition costs, $10.3 million to purchase six Love's stores and a Pasteur Pharmacy offset by proceeds of $10.7 million from the sale of assets.

    For fiscal 2000, net cash provided by financing activities was $10.5 million, compared to $28.6 million in fiscal 1999. In both 2000 and 1999, the net cash provided by financing activities was primarily due to additional borrowings under our credit agreement.

    Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 50 to 60 stores during the next two years. We expect to spend approximately $30 million in fiscal 2001 on capital expenditures, primarily for new and replacement stores and an additional $7 million for lease and pharmacy file acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease our store locations.

    Leases for 16 of our stores that generated approximately 7.4% of our net sales for fiscal 2000 are scheduled to expire before the end of fiscal 2002. We believe that we will be able to renew these leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

    As of December 30, 2000, approximately 3,700 of our approximately 5,500 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of these collective bargaining agreements, we are required to pay specified annual increases in salary and benefits to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

    We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including additional borrowings under our credit agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and working capital requirements and to comply with the terms of our debt agreements. As of December 30, 2000, we had borrowed approximately
$12.5 million under the revolving portion of our bank credit agreement and had approximately $41.7 million of remaining availability. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. Substantially all of our borrowings under the credit agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

    The credit agreement contains various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, distributions, and certain other transactions and business activities by the Company.

    Financial performance covenants include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage. At December 30, 2000, we were in compliance with all financial performance covenants.

    On December 20, 2000, we entered into a two-year interest rate swap in the notional amount of $150.0 million. This swap had an effective date of January 12, 2001 and represented a hedging transaction whereby we would receive interest at a floating rate and pay interest at a fixed LIBOR rate. The effect of this swap is to fix our interest obligations on $150.0 million of floating rate debt for two years at a LIBOR rate of 5.8075% plus the applicable margins as defined in the credit agreement (see Note 8 to the Consolidated Financial Statements). This agreement expires on January 13, 2003.

TAX BENEFITS FROM NET OPERATING LOSSES

    At December 30, 2000, we had net operating loss carryforwards, or NOLs, of approximately $23 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce our federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code. This Section 382 limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership (by value) of that corporation by one or more 5% shareholders, (including certain groups of shareholders who in the aggregate own at least 5% of that corporation's stock), exceeds 50 percentage points over a three-year testing period. Our recapitalization in 1997 caused us to experience an ownership change. As a result, we currently are subject to an annual Section 382 limitation of approximately $8.5 million in 2001 and approximately $5.1 million from 2002 to 2007 on the amount of NOLs generated prior to the recapitalization that we may use to offset future taxable income. At December 30, 2000 all of the existing NOLs were subject to this limitation. We cannot assure you that we will be able to use any NOLs to offset future taxable income or that the NOLs will not become subject to limitation due to future ownership changes. Based on our recent and projected performance, however, management believes that it is more likely than not that the full value of the NOLs will be realized.

SEASONALITY

    The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods. See Note 18 to the Consolidated Financial Statements for an illustration of the effect of seasonality on our results of operations.

INFLATION

    We believe that inflation has not had a material impact on our results of operations during the three years ended December 30, 2000; however, most recent data available indicates that there has been a modest increase in the overall inflation levels impacting our business and there can be no assurance that inflation will not have a material impact in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. On December 20, 2000, the Company entered into a two-year interest rate swap agreement in the notional amount of $150.0 million, with an effective date of January 12, 2001. The agreement was entered into as an interest rate hedging transaction and will effectively convert $150.0 million of floating rate debt to a fixed rate of interest based on LIBOR. The Company is required to adopt Statement No. 133 for the first quarter of 2001. The adoption of Statement No. 133 is not expected to have a material impact on our Consolidated Financial Statements.

    In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes guidance in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no impact on our Consolidated Financial Statements.

    In April 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation." Among other things, FIN 44 establishes criteria to determine whether modifications to the terms of existing stock option awards will result in compensation expense being recorded. In addition, FIN 44 clarifies the criteria for determining whether a stock based plan is non-compensatory. The adoption of FIN 44 did not have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

    Our financial results are subject to risk from interest rate fluctuations on debt that carries variable interest rates. Variable rate debt outstanding under our credit agreement was approximately $270 million at December 30, 2000. During 1998, in connection with the credit agreement requirements, we entered into an interest rate protection agreement which capped the LIBOR rate at 6.5% on $65 million of our floating rate debt. This agreement expired in November 2000. On December 20, 2000, we purchased a two-year interest rate swap in the notional amount of $150.0 million. This swap has an effective date of January 12, 2001 and represented a hedging transaction to effectively convert $150.0 million of floating rate debt to a fixed rate. This fixed rate is equivalent to a LIBOR rate of 5.8075% plus the applicable margins described in our credit agreement (see note 8 to the Consolidated Financial Statements). The 90-day LIBOR rate at December 30, 2000 was 6.8125%. Based on the December 30, 2000 outstanding balances reduced by the $150.0 million interest rate swap described above, a 0.50% change in interest rates would affect pre-tax annual results of operations by approximately $0.6 million. We also had $80 million of Senior Notes outstanding at December 30, 2000. These notes, which bear interest at a fixed annual rate of 9 1/4%, are not subject to risk from interest rate fluctuations.

    The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk and to facilitate our funding needs. As part of our investment management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF DUANE READE INC.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Duane Reade, Inc. and its subsidiaries (the "Company") at December 30, 2000 and December 25, 1999 and the results of their operations and their cash flows for the 53 week period ended December 30, 2000 and for each of the 52 week periods ended December 25, 1999 and December 26, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 16, 2001

                                DUANE READE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            FOR THE 52 WEEKS ENDED
                                                         53 WEEKS ENDED   ---------------------------
                                                          DECEMBER 30,    DECEMBER 25,   DECEMBER 26,
                                                              2000            1999           1998
                                                         --------------   ------------   ------------
Net sales..............................................    $1,000,068       $839,771       $587,432
Cost of sales..........................................       745,717        621,510        431,025
                                                           ----------       --------       --------
Gross profit...........................................       254,351        218,261        156,407
                                                           ----------       --------       --------
Selling, general & administrative expenses.............       155,584        135,786         94,577
Depreciation & amortization............................        23,151         21,415         14,158
Store pre-opening expenses.............................         1,395          1,492          3,273
                                                           ----------       --------       --------
                                                              180,130        158,693        112,008
                                                           ----------       --------       --------
Operating income.......................................        74,221         59,568         44,399
Interest expense, net..................................        35,935         29,348         25,612
                                                           ----------       --------       --------
Income before income taxes.............................        38,286         30,220         18,787
Income tax benefit (expense)...........................       (15,610)        10,471             --
                                                           ----------       --------       --------
Income before extraordinary charge.....................        22,676         40,691         18,787
Extraordinary charge...................................            --             --        (23,600)
                                                           ----------       --------       --------
Net income (loss)......................................    $   22,676       $ 40,691       $ (4,813)
                                                           ==========       ========       ========
Per common share--basic:
  Income before extraordinary charge...................    $     1.28       $   2.38       $   1.16
  Extraordinary charge.................................            --             --          (1.46)
                                                           ----------       --------       --------
  Net income (loss)....................................    $     1.28       $   2.38       $  (0.30)
                                                           ----------       --------       --------
Weighted average common shares outstanding.............        17,718         17,119         16,198
                                                           ==========       ========       ========
Per common share--diluted:
  Income before extraordinary charge...................    $     1.23       $   2.26       $   1.07
  Extraordinary charge.................................            --             --          (1.34)
                                                           ----------       --------       --------
  Net income (loss)....................................    $     1.23       $   2.26       $  (0.27)
                                                           ----------       --------       --------
Weighted average common shares outstanding.............        18,424         17,971         17,508
                                                           ==========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 30,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current assets
  Cash......................................................    $    979       $  1,013
  Receivables...............................................      48,953         38,266
  Inventories...............................................     172,568        152,277
  Deferred income taxes.....................................      13,023         15,427
  Prepaid expenses and other current assets.................       8,770          4,107
                                                                --------       --------
  TOTAL CURRENT ASSETS......................................     244,293        211,090

Property and equipment, net.................................     107,883         89,958
Goodwill, net of accumulated amortization of $31,020 and
  $26,745...................................................     152,951        148,975
Deferred income taxes.......................................       8,852         19,808
Other assets................................................      56,951         40,463
                                                                --------       --------
  TOTAL ASSETS..............................................    $570,930       $510,294
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $ 47,575       $ 50,199
  Accrued interest..........................................       8,394          3,519
  Other accrued expenses....................................      19,830         25,585
  Current portion of long-term debt.........................      12,325          9,850
  Current portion of capital lease obligations..............       1,703          1,901
                                                                --------       --------
  TOTAL CURRENT LIABILITIES.................................      89,827         91,054

Long-term debt..............................................     337,913        326,313
Capital lease obligations, less current portion.............       1,060          2,978
Other non-current liabilities...............................      27,633         23,433
                                                                --------       --------
  TOTAL LIABILITIES.........................................     456,433        443,778
                                                                --------       --------
Commitments and Contingencies (Note 13)
Stockholders' equity
  Preferred stock, $0.01 par; authorized 5,000,000 shares;
    issued and outstanding: none............................          --             --
  Common stock, $0.01 par; authorized 75,000,000 shares;
    issued and outstanding: 18,232,339 and 17,202,955
    shares..................................................         182            172
  Paid-in capital...........................................     154,536        129,241
  Accumulated deficit.......................................     (40,221)       (62,897)
                                                                --------       --------
  TOTAL STOCKHOLDERS' EQUITY................................     114,497         66,516
                                                                --------       --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $570,930       $510,294
                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 FOR THE 52 WEEKS ENDED
                                                              53 WEEKS ENDED   ---------------------------
                                                               DECEMBER 30,    DECEMBER 25,   DECEMBER 26,
                                                                   2000            1999           1998
                                                              --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................     $ 22,676        $ 40,691       $ (4,813)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization...............................       24,878          22,827         15,512
Deferred income taxes.......................................       13,360          18,353             --
Valuation allowance reversal................................           --         (30,843)            --
Accretion of principal of zero coupon debt..................           --              --          1,659
Extraordinary charge........................................           --              --         23,600
Other non-cash expenses.....................................        3,985           4,779          3,459
Changes in operating assets and liabilities (net of effect
  of acquisitions):
Receivables.................................................      (10,686)        (12,719)       (15,955)
Inventories.................................................      (18,022)        (22,252)       (44,976)
Accounts payable............................................        3,532           1,984         22,288
Prepaid and accrued expenses................................       (6,577)         (3,685)         4,624
Other assets and liabilities, net...........................      (11,072)         (2,247)           141
                                                                 --------        --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       22,074          16,888          5,539
                                                                 --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Rock Bottom assets..............................           --              --        (64,906)
Purchase of Love's Stores and Pasteur Pharmacy..............           --         (10,332)            --
Proceeds from sales of assets...............................           --          10,732             --
Capital expenditures........................................      (29,750)        (37,181)       (33,266)
Lease acquisition and customer lists........................       (2,897)         (8,528)       (13,403)
                                                                 --------        --------       --------
NET CASH USED IN INVESTING ACTIVITIES.......................      (32,647)        (45,309)      (111,575)
                                                                 --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net....................           --              --        101,606
Proceeds from new senior subordinated debt..................           --              --         80,000
Repayment of old term loan..................................           --              --        (65,310)
Repayment of old revolving credit facility..................           --              --        (24,500)
Repayment of old senior subordinated notes..................           --              --        (89,893)
Repayment of zero coupon debt...............................           --              --        (99,346)
Premiums paid on early extinguishment of debt...............           --              --        (11,496)
Fees and expenses related to early extinguishment of debt...           --              --           (478)
Proceeds from new term loan.................................       40,000          25,000        210,000
Repayment of new term loan..................................       (9,925)         (5,787)        (1,550)
Net borrowings from (repayments of) new revolving credit
  facility..................................................      (16,000)         12,000         16,500
Deferred financing costs....................................       (2,284)         (1,494)        (6,961)
Proceeds from issuance of stock.............................          702             928            105
Repayment of capital lease obligations......................       (1,954)         (2,082)        (2,033)
                                                                 --------        --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................       10,539          28,565        106,644
                                                                 --------        --------       --------
Net increase (decrease) in cash.............................          (34)            144            608
Cash at beginning of year...................................        1,013             869            261
                                                                 --------        --------       --------
CASH AT END OF YEAR.........................................     $    979        $  1,013       $    869
                                                                 ========        ========       ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................     $ 29,079        $ 27,971       $ 76,688(1)
Cash paid for taxes on income...............................     $  1,467        $  1,587             --
Acquisitions using common stock.............................     $ 24,601        $  2,109             --

------------------------------

(1) Includes $52,741 of accretion of Zero Coupon Notes from September 1992 through February 1998, which was repaid in connection with the Company's Refinancing Plan in February 1998.

   The accompanying notes are an integral part of these financial statements.

                                DUANE READE INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             (DOLLARS IN THOUSANDS)

                               PREFERRED STOCK          COMMON-STOCK
                             -------------------   ----------------------   PAID-IN    ACCUMULATED
                              SHARES    AMOUNT $     SHARES      AMOUNT $   CAPITAL      DEFICIT      TOTAL
                             --------   --------   -----------   --------   --------   -----------   --------
Balance, December 27,
  1997.....................        --         --    10,260,577     $103     $ 24,563    $ (98,775)   $(74,109)
Common stock offering......        --         --     6,700,000       67      101,539           --     101,606
Common stock issued
  for exercise of stock
  options..................        --         --        24,980       --          105           --         105
Net loss (1)...............        --         --            --       --           --       (4,813)     (4,813)
                             --------   --------   -----------     ----     --------    ---------    --------
Balance, December 26,
  1998.....................        --         --    16,985,557      170      126,207     (103,588)     22,789
Common stock issued
  for exercise of stock
  options..................        --         --       134,953        1          926           --         927
  for acquisitions.........        --         --        82,445        1        2,108           --       2,109
Net income (1).............        --         --            --       --           --       40,691      40,691
                             --------   --------   -----------     ----     --------    ---------    --------
Balance, December 25,
  1999.....................        --         --    17,202,955      172      129,241      (62,897)     66,516
Common stock issued
  for exercise of stock
  options..................        --         --        80,912        1          703           --         704
  for acquisitions.........        --         --       948,472        9       24,592           --      24,601
Net income (1).............        --         --            --       --           --       22,676      22,676
                             --------   --------   -----------     ----     --------    ---------    --------
Balance, December 30,
  2000.....................        --         --    18,232,339     $182     $154,536    $ (40,221)   $114,497
                             ========   ========   ===========     ====     ========    =========    ========

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

                                DUANE READE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Duane Reade Inc. (the "Company") was formed on June 16, 1992. The Company and a wholly owned subsidiary, DRI I Inc. ("DRI"), are general partners in Duane Reade, which operates retail drugstores (172 at December 30, 2000) in the New York metropolitan area.

    During June 1997, the Company entered into a recapitalization agreement (the "Agreement") with its stockholders ("Stockholders") and DLJ Merchant Banking Partners II, L.P. ("DLJMBPII") and certain of its affiliates (the "DLJ Entities") as investors ("Investors"). The Agreement provided for (i) the purchase by Investors from the Stockholders of substantially all their stock holdings in the Company, (ii) a conversion of all of the outstanding shares of the Company into a newly authorized class of Class B common stock and (iii) the creation of a new authorized class of preferred stock which will carry the rights and preferences granted by the Company's board of directors when issued.

    Shares were converted as follows:

                                                                APPROXIMATE
PRIOR CLASS                                                   CONVERSION RATE
-----------                                                   ---------------
Common and Common Class A...................................        28/1
Common Class P and Common Class P-1.........................       355/1

    In addition, because of the change in control, the Company was obligated to and made offers to repurchase all outstanding 12% Senior Notes due 2002 (the "12% Senior Notes") and 15% Zero Coupon Notes due 2004 (the "Zero Coupon Notes") at 101% of the principal amount or accreted value thereof, respectively. Such offers expired on September 12, 1997. The Company repurchased an aggregate of $107,000 principal amount of 12% Senior Notes and $9,000 of Zero Coupon Notes pursuant to the offers.

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

    REPORTING YEAR: The fiscal year for the Company is the 52 or 53 week reporting period ending on the last Saturday in December. The 2000 fiscal year contains 53 weeks, while the 1999 and 1998 fiscal years contain 52 weeks.

    RECEIVABLES: Receivables consist primarily of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales and amounts due from

                                DUANE READE INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) vendors, a majority of which relate to promotional programs. The Company has not provided an allowance for doubtful accounts as its historical write-offs have been immaterial. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, when such advertising or promotions have been completed and the related allowances have been earned. The carrying value of the Company's receivables approximates fair value given the short-term maturity of these financial instruments.

    INVENTORIES AND COST OF SALES: During the third quarter of 1998, the Company changed its inventory costing method from the last-in, first-out retail dollar value method (LIFO) to the first-in, first-out (FIFO) method. The effect of this change was immaterial to the accompanying financial statements. Inventories are stated at the lower of cost or market. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. In 1998, the Company entered into an arrangement with a pharmaceutical distributor whereby prescription drug inventory was shipped directly to the Company's stores, with payment due only when inventory was sold. On November 19, 1999 the Company terminated this arrangement and entered into a new arrangement with a different pharmaceutical distributor, its primary supplier of pharmaceutical products. Under the new arrangement, prescription drug inventory continues to be shipped directly to the Company's stores. Such inventory is accounted for as consigned merchandise and is not recorded on the Company's balance sheet. As of December 30, 2000 and December 25, 1999, the cost of such consignment inventory was approximately $30 million. Cost of sales includes distribution and occupancy costs.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of assets as follows:

Buildings and improvements...  30 years
Furniture, fixtures and        5-10 years
  equipment..................
Computer equipment...........  5-7 years
Leasehold improvements.......  Life of lease or, if shorter, remaining asset life

    OTHER ASSETS: Deferred financing costs which arose in connection with the Credit Agreement and the Senior Subordinated Notes due 2008 are amortized using the interest method, over the term of the debt.

    Pharmacy file and lease acquisition costs are amortized over seven years and the remaining life of the lease, respectively.

    Systems development costs, consisting principally of external consultants software application development costs relating to the new management information systems, are amortized using the straight-line method over a period of seven years.

    INTANGIBLE ASSETS: Goodwill is amortized on the straight-line method over 40 years. The carrying values of goodwill, identifiable intangibles and long lived fixed assets are periodically reviewed and evaluated by the Company when events and circumstances indicate that the carrying amount of these assets may not be recoverable. This evaluation is based on the expected future undiscounted operating cash flows of the related assets. Should such evaluations result in the Company concluding that the carrying amount of goodwill or other identifiable intangibles or fixed assets has been impaired, an appropriate write-down would be recorded.

                                DUANE READE INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) REVENUE RECOGNITION: The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold.

    ADVERTISING EXPENSES: Costs incurred to produce media advertising are charged to expense when the advertising takes place.

    PRE-OPENING EXPENSES: Store pre-opening costs, other than capital expenditures, are expensed when incurred.

    INCOME TAXES: Income taxes are accounted for under the liability method prescribed by Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities are determined based on the difference between book and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized.

    RECENTLY ISSUED ACCOUNTING STANDARDS: FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as options, forward contracts and swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. On
December 20, 2000, the Company entered into a two-year interest rate swap agreement in the notional amount of $150.0 million, with an effective date of January 12, 2001. The agreement was entered into as an interest rate hedging transaction and will effectively convert $150.0 million of floating rate debt to a fixed rate of interest based on LIBOR. The Company is required to adopt Statement No. 133 for the first quarter of 2001. The adoption of Statement
No. 133 is not expected to have a material impact on our Consolidated Financial Statements.

    In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes guidance in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no impact on our Consolidated Financial Statements.

    In April 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation." Among other things, FIN 44 establishes criteria to determine whether modifications to the terms of existing stock options awards will result in compensation expense being recorded. In addition, FIN 44 clarifies the criteria for determining whether a stock based plan is non-compensatory. The adoption of FIN 44 did not have a material impact on our Consolidated Financial Statements.

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

    NET INCOME (LOSS) PER COMMON SHARE: Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect

                                DUANE READE INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's stock options.

2. REFINANCING PLAN AND INITIAL PUBLIC OFFERING

    In February 1998, the Company successfully completed an initial public offering of its stock which was part of a plan to refinance all of the Company's existing indebtedness (the "Refinancing Plan") in order to enhance the Company's financial flexibility to pursue growth opportunities and implement capital improvements. The Refinancing Plan resulted in a reduction in the Company's overall indebtedness, a simplification of the Company's capital structure and access to additional borrowings. The principal components of the Refinancing Plan were: (i) the sale by the Company of 6.7 million shares of common stock for net proceeds of approximately $102 million; (ii) the execution of a new secured credit agreement (the "Credit Agreement") which provided for borrowings up to approximately $160 million ($130 million of term loans and up to $30 million of revolving loans); (iii) the issuance of $80 million in aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Senior Notes") for net proceeds of approximately $77 million (the "Notes Offering");
(iv) the repayment of all outstanding borrowings under the Company's former credit agreement (the "Former Credit Agreement"); (v) the redemption of the Company's outstanding Zero Coupon Notes; and (vi) the redemption of the Company's outstanding 12% Senior Notes. The interest rates under the Credit Agreement are approximately the same as interest rates under the Former Credit Agreement.

3. ACQUISITIONS

    During 2000, the Company purchased a portion of the operating assets (five stores including inventory and leases) of Value Drugstores, a chain of drug stores operating 10 stores in the New York metropolitan area. The purchase price of $10.8 million was paid through the issuance of common stock. The transaction was accounted for as a purchase, with the purchase price being allocated to inventory ($0.7 million), property ($0.2 million), identifiable intangibles ($1.5 million) and goodwill ($8.6 million) net of reserves for expenses and liabilities assumed ($0.2 million). The operations of the acquired Value Drug stores have been included in the consolidated statement of income from the date of acquisition and did not have a material effect on the reported results of operations or financial position of the Company.

    During 1999, the Company purchased a portion of the operating assets (six stores including inventory and leases) of Love's Pharmacies, a chain of drug stores operating 17 stores in New York City and substantially all of the assets of a Pasteur Drug Store (one store including inventory and lease). The aggregate purchase price paid for the two acquisitions was $15.3 million, and was allocated to inventory ($1.8 million), property and equipment ($0.1 million), identifiable intangibles ($1.4 million) and goodwill ($12.4 million) net of reserves for expenses and liabilities assumed ($0.4 million). The operations of the acquired Love's and Pasteur stores have been included in the consolidated statement of income from the date of acquisition and did not have a material effect on the reported results of operations or financial position of the Company.

    On September 11, 1998, the Company purchased substantially all of the operating assets (including inventory and leases) of Rock Bottom Stores, Inc., a health and beauty aid retailer operating 38 stores primarily in the outer boroughs of New York City (the "Rock Bottom Acquisition"). Ten stores acquired as part of the acquisition were originally designated for sale or closure as of December 26, 1998. These stores were operated for a period of time after the acquisition. Since the acquisition, six of the stores were sold

                                DUANE READE INC.

3. ACQUISITIONS (CONTINUED)
with no resultant gain or loss. One of the stores was turned back to the landlord and the Company was released from the lease obligation, one of the stores was taken for municipal use in a condemnation proceeding and the Company was released from the lease obligation, one of the stores has been subleased, and the remaining store is still being operated. The results of the operations of these ten stores were not included in the Company's operating statements through September, 1999 (one year after acquisition). Their results, including the proceeds from asset sales, were included in goodwill which, during the 1999 fiscal year, resulted in an increase in goodwill of $1.3 million. The one store remaining in operation has been included in the results of operations since September, 1999.

    The operating results of the Rock Bottom stores to be retained have been included in the consolidated statement of income from the date of acquisition. The unaudited pro forma results below assume the acquisition occurred as of December 28, 1997 (in thousands, except per share amounts).

                                                                            FOR THE 52 WEEKS ENDED
                                                         53 WEEKS ENDED   ---------------------------
                                                          DECEMBER 30,    DECEMBER 25,   DECEMBER 26,
                                                              2000            1999           1998
                                                           HISTORICAL      HISTORICAL      PROFORMA
                                                         --------------   ------------   ------------
                                                                                         (UNAUDITED)

Net sales..............................................    $1,000,068       $839,771       $725,069
                                                           ----------       --------       --------
Operating income.......................................    $   74,221       $ 59,568       $ 49,431
                                                           ----------       --------       --------
Income before extraordinary charge.....................    $   22,676       $ 40,691       $ 19,429
Extraordinary charge, net of income taxes of $0........            --             --        (23,600)
                                                           ----------       --------       --------
Net income (loss)......................................    $   22,676       $ 40,691       $ (4,171)
                                                           ==========       ========       ========

Per common share--Basic
Income before extraordinary charge.....................    $     1.28       $   2.38       $   1.20
Extraordinary charge...................................            --             --          (1.46)
                                                           ----------       --------       --------
Net income (loss)......................................    $     1.28       $   2.38       $  (0.26)
                                                           ==========       ========       ========
Per common share--Diluted
Income before extraordinary charge.....................    $     1.23       $   2.26       $   1.10
Extraordinary charge...................................            --             --          (1.34)
                                                           ----------       --------       --------
Net income (loss)......................................    $     1.23       $   2.26       $  (0.24)
                                                           ==========       ========       ========

    In management's opinion, the unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or of future results of the combined operations under the ownership and management of the Company.

    During 2000, the Company acquired the pharmacy files of 13 independent pharmacies (excluding the Value Drug acquisition) for $3.4 million. Such acquisitions are recorded as additions to customer lists and amortized over 7 years. During 1999, the Company acquired the pharmacy files of 11 independent pharmacies (excluding the Love's and Pasteur acquisitions) for total consideration of $2.9 million.

                                DUANE READE INC.

3. ACQUISITIONS (CONTINUED)
    Total consideration for the purchase of a portion of the Value Drug Stores chain and individual store acquisitions paid through the issuance of common stock amounted to $24.6 million in 2000. Acquisitions of drug stores through the issuance of common stock amounted to $2.1 million in 1999.

4. RECEIVABLES

    Receivables are summarized as follows (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Third party pharmacy plans..........................     $21,453        $18,233
Due from vendors....................................      19,793         17,027
Credit cards and other receivables..................       7,707          3,006
                                                         -------        -------
                                                         $48,953        $38,266
                                                         =======        =======

5. PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Furniture, fixtures and equipment...................    $ 76,325       $ 64,742
Leasehold improvements including construction in
  progress..........................................      56,715         40,741
Property under capital leases.......................      12,079         12,079
                                                        --------       --------
                                                         145,119        117,562
Less accumulated depreciation and amortization......      37,236         27,604
                                                        --------       --------
                                                        $107,883       $ 89,958
                                                        ========       ========

    Depreciation expense totaled $12,942, $10,885 and $7,037 in fiscal years 2000, 1999 and 1998, respectively.

                                DUANE READE INC.

6. OTHER ASSETS

    Other assets are summarized as follows (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Lease acquisition costs (net of accumulated
  amortization of $4,696 and $2,614)................     $23,897        $14,171
Customer lists (net of accumulated amortization of
  $5,322 and $3,451)................................      11,748          9,095
Deferred financing costs (net of accumulated
  amortization of $4,338 and $2,608)................       6,398          5,845
Systems and integration costs (net of accumulated
  amortization of $7,911 and $6,196)................       3,405          5,120
Other...............................................      11,503          6,232
                                                         -------        -------
                                                         $56,951        $40,463
                                                         =======        =======

    Included in other assets are notes receivable from executives in the amount of $3,095 at December 30, 2000 and $2,622 at December 25, 1999. Also included in other assets are lease related security deposits and the cash surrender value of executive life insurance policies.

7. OTHER ACCRUED EXPENSES

    Other accrued expenses are summarized as follows (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Accrued payroll.....................................       6,235        $ 7,533
Insurance related claims costs......................       2,410          2,030
Sales tax payable...................................       1,860          3,342
Expense payables....................................       1,710          3,754
Other...............................................       7,615          8,926
                                                         -------        -------
                                                         $19,830        $25,585
                                                         =======        =======

8. DEBT

    Long-term debt is summarized as follows (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Term loan facility..................................    $257,738       $227,663
Revolving credit facility...........................      12,500         28,500
9 1/4% Senior Subordinated Notes due February 15,
  2008..............................................      80,000         80,000
                                                        --------       --------
                                                         350,238        336,163
Less-Current portion................................      12,325          9,850
                                                        --------       --------
                                                        $337,913       $326,313
                                                        ========       ========

                                DUANE READE INC.

8. DEBT (CONTINUED)
    CREDIT AGREEMENT: In February 1998, in connection with the Refinancing Plan (Note 2), the Company entered into the Credit Agreement with an affiliate of the DLJ Entities and various financial institutions providing for term loans of $130 million and a revolving credit facility of $30 million. At that time, the Credit Agreement was comprised of (i) a revolving credit facility of up to $30 million, which included borrowing capacity available for letters of credit and for same-day notice swingline loans, (ii) Tranche A term loans of $50 million and (iii) Tranche B term loans of $80 million. The proceeds of loans under the Credit Agreement were used to fund the Company's working capital needs, capital expenditures and other general corporate purposes, including the issuance of letters of credit.

    On August 14, 1998, in connection with the Rock Bottom acquisition, (see note 3), the Credit Agreement was amended to allow for increased Tranche C term loan borrowings of $10 million. On September 11, 1998, also in connection with the Rock Bottom Acquisition, the Credit Agreement was amended and restated to increase Tranche C term loans by $70 million, bringing the total permitted borrowings to $240 million ($210 million of term loans and up to $30 million of revolving loans). Proceeds from the additional term loan were used for the $64.9 million purchase price and for additional working capital needs and capital expenditures in connection with the acquisition.

    On March 17, 1999 the Credit Agreement was amended and restated to increase available borrowings by $35 million, bringing total permitted borrowings under the Credit Agreement to $275 million ($235 million of term loans and $40 million of revolving loans). On December 16, 1999 the Credit Agreement was amended to increase permitted revolving loan borrowings to $60 million, of which $40 million was made available to the Company at December 25, 1999.

    On January 7, 2000 and February 11, 2000 available revolver borrowings were increased by $6.0 million and $4.0 million respectively, bringing total available revolver borrowings to $50 million.

    On March 17, 2000, the Credit Agreement was amended and restated to permit available term loan borrowings to increase by up to $30 million of which $10 million was made available. In addition, available revolver borrowings were increased by $5 million, bringing total available borrowings under the Credit Agreement to $300 million ($245 million of term loans and $55 million of revolver loans).

    On October 30, 2000, the remaining $20 million resulting from the March 17, 2000 Credit Agreement restatement was made available, increasing total term loan borrowing to $265 million. On October 31, 2000, the Credit Agreement was restated to allow for an additional $20 million of term loan borrowing, of which $10 million was made available. This increased total available borrowings to $330 million ($275 million of term loans and $55 million of revolver loans.)

    As of December 30, 2000, borrowings outstanding under the revolving credit facility were $12.5 million (classified as a noncurrent liability); in addition, $0.8 million in letters of credit had been issued. The revolving credit facility expires on February 15, 2004, and the term loan agreement expires on February 15, 2006.

                                DUANE READE INC.

8. DEBT (CONTINUED)
    At December 30, 2000, the aggregate maturities of debt are as follows (dollars in thousands):

2001........................................................  $ 12,325
2002........................................................    12,250
2003........................................................    14,250
2004........................................................    75,800
2005........................................................   121,500
Thereafter..................................................   114,113
                                                              --------
                                                              $350,238
                                                              ========

    The weighted average interest rates on all borrowings under the Credit Agreement at December 30, 2000 and December 25, 1999 were 9.5% and 8.7%, respectively.

    Borrowings under the Credit Agreement bear interest annually, at the Company's option, at a rate based on either (i) an "Alternate Base Rate" (defined as, generally, the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or the administrative agent's prime lending rate) plus the applicable base rate margin of (a) in the case of Tranche A term loans or revolving credit loans, 0.75%; (b) in the case of Tranche B term loans, 2.00%; (c) in the case of Tranche C term loans, 2.00%; or
(ii) a reserve-adjusted "LIBO" rate, plus the applicable LIBO rate margin of
(x) in the case of Tranche A term loans or revolving credit loans, 1.75%;
(y) in the case of Tranche B term loans, 3.00%; (z) in the case of Tranche C term loans, 3.00%. In addition, the Company must pay a fee on the face amount of each letter of credit outstanding at a rate equal to the applicable LIBO margin for revolving credit loans.

    Borrowings under the Credit Agreement are guaranteed by, and collateralized by a pledge of all of the capital stock and assets of, the Company's subsidiaries.

    The Credit Agreement contains various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, asset sales, dividends, distributions, and certain other transactions and business activities by the Company.

    Financial performance covenants include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage. At December 30, 2000, the Company was in compliance with all financial performance covenants.

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

    Prior to February 15, 2001 the Company was permitted to redeem up to 35% of the Senior Notes at a redemption price of 109.25% of the principal amount thereof, plus accrued and unpaid interest, if any. The Company did not redeem any of the Senior Notes. At any time on or after February 15, 2003, the Senior

                                DUANE READE INC.

8. DEBT (CONTINUED)
Notes are redeemable at the option of the Company, in whole or in part, at a redemption price of 104.625% of the principal amount thereof declining ratably to par on February 15, 2006.

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

9. CAPITAL LEASE OBLIGATIONS

    As of December 30, 2000, the present value of capital lease obligations was $2.8 million. Such obligations are payable in monthly installments and bear interest at an average rate of 10.8%. At December 30, 2000 the aggregate maturities of capitalized lease obligations are as follows (dollars in thousands):

2001........................................................   $1,703
2002........................................................      983
2003........................................................       77
                                                               ------
                                                               $2,763
                                                               ======

    There was no property acquired under capital lease financing during the 53 weeks ended December 30, 2000. Property acquired under capital lease financing was $945,000 and $35,000 during the fiscal years ended December 25, 1999 and December 26, 1998, respectively.

10. PREFERRED STOCK

    The Company's authorized preferred stock, par value $.01 per share, consists of 5,000,000 shares of which no shares were issued or outstanding at December 30, 2000.

    The Company's Board of Directors has the authority, without further action of the shareholders of the Company, to issue shares of preferred stock in one or more series and to fix or determine the designations, preferences, rights and any qualifications, limitations or restrictions on the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences, and the number of shares constituting any series.

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

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMMON STOCK

    The Company's authorized common stock, par value $.01 per share, consists of 75,000,000 shares of which 18,232,339 shares were issued and outstanding at December 30, 2000.

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

12. INCOME TAXES

    The income tax provision (benefit) for the 53 weeks ended December 30, 2000 and the 52 weeks ended December 25, 1999 consists of the following:

                                                   53 WEEKS ENDED   52 WEEKS ENDED
                                                    DECEMBER 30,     DECEMBER 25,
                                                        2000             1999
                                                   --------------   --------------
Current:
  Federal........................................     $   981          $    787
  State & local..................................       1,269             1,232

Deferred:
  Federal........................................      11,966            11,045
  State & local..................................       1,394             7,308
  Valuation reserve reversal.....................          --           (30,843)
                                                      -------          --------
                                                      $15,610          $(10,471)
                                                      =======          ========

    The Company did not record a provision for income taxes during the 52 weeks ended December 26, 1998, due to the fact that it had no taxable income.

    Deferred tax assets and liabilities are determined based on the difference between book and tax bases of the respective assets and liabilities at December 30, 2000 and December 25, 1999 and are summarized as follows (in thousands):

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Inventories.........................................     ($2,999)       ($4,269)
                                                         -------        -------
Gross deferred tax liabilities......................      (2,999)        (4,269)
                                                         -------        -------
Deferred rent.......................................       7,631          6,496
Other...............................................       7,549          3,749
Net operating loss carryforward.....................       9,694         29,259
                                                         -------        -------
Gross deferred tax assets...........................      24,874         39,504
                                                         -------        -------

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. INCOME TAXES (CONTINUED)

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Net deferred tax assets.............................     $21,875        $35,235
                                                         =======        =======

    At December 30, 2000, the Company had net operating losses ("NOLs") aggregating $22.5 million, which may be used to reduce future taxable income of the Company through 2018. Due to a change in control, all of the existing NOLs are subject to an annual utilization limit of $8.5 million in 2001 and $5.1 million thereafter through 2007.

    As of December 26, 1998, management concluded that realization of the deferred tax assets was not more likely than not and a valuation allowance of $53.0 million was recorded. During the 52 weeks ended December 25, 1999, the valuation allowance was reduced by $18.3 million related to deferred tax assets. Such reduction resulted in an $8.5 million reduction of goodwill (relating to NOLs arising in 1992) and the recognition of a tax benefit of $9.8 million. As of December 25, 1999, based upon the Company's performance and projections of future earnings, management concluded that realization of the remaining deferred tax assets was more likely than not and accordingly reversed the remaining valuation allowance, resulting in reduction of goodwill by $13.7 million (relating to NOLs arising in 1992) and the recognition of a tax benefit of $21.0 million.

    The provision for income taxes for the 53 weeks ended December 30, 2000 and the 52 weeks ended December 25, 1999 and December 26, 1998 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following (in thousands):

                                     FOR THE 53 WEEKS
                                          ENDED                           FOR THE 52 WEEKS ENDED
                                  ----------------------      -----------------------------------------------
                                       DECEMBER 30,                DECEMBER 25,              DECEMBER 26,
                                           2000                        1999                      1998
                                  ----------------------      ----------------------      -------------------
Pretax accounting income
  (loss)........................  $38,286         100.0%      $ 30,220        100.0%      $(4,813)     100.0%
                                  -------       -------       --------       ------       -------     ------
Statutory rate..................   13,400          35.0         10,577         35.0        (1,685)     (35.0)
State and local taxes, net of
  federal tax benefit...........    1,753           4.6          4,253         14.1           (89)      (1.8)
Goodwill amortization...........    1,065           2.8          1,218          4.0         1,292       26.8
Net operating losses not
  utilized......................       --            --             --           --           350        7.3
Nondeductible interest
  expense.......................       --            --             --           --           101        2.1
Employment tax credits..........     (814)         (2.1)            --           --            --         --
Other...........................      206           0.5             35          0.1            31        0.6
Change in rate (1)..............       --            --          4,289         14.2            --         --
Reversal of valuation
  allowance.....................       --            --        (30,843)      (102.0)           --         --
                                  -------       -------       --------       ------       -------     ------
Income tax expense (benefit)....  $15,610          40.8%      $(10,471)       (34.6)%     $    --         --%
                                  =======       =======       ========       ======       =======     ======

------------------------

(1) Principally due to permanent differences between book and taxable income relative to the structure of the Company.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES

    LEASES: Duane Reade leases all of its store facilities under operating lease agreements expiring on various dates through the year 2024. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Five stores have additional rent obligations calculated based upon sales in excess of specified amounts. Rent expense for the fiscal years ended December 30, 2000, December 25, 1999 and December 26, 1998 was $69,685,000, $59,535,000 and
$40,538,000, respectively.

    Minimum annual rentals under non-cancellable operating leases at December 30, 2000 (including obligations under new store leases entered into but not opened as of December 30, 2000) are as follows (in thousands):

2001........................................................  $ 74,045
2002........................................................    75,162
2003........................................................    73,724
2004........................................................    70,804
2005........................................................    70,371
2006 to 2010................................................   299,495
2011 to 2015................................................   167,788
2016 to 2020................................................    30,356
2021 to 2024................................................     2,016
                                                              --------
Total.......................................................  $863,761
                                                              ========

    LITIGATION: The Company is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, the Company is currently party to arbitration proceedings arising out of disputes over the purchase price with respect to the Rock Bottom acquisition. The Company believes that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    MANAGEMENT AGREEMENTS: The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to three years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

    COMMITMENTS: The Company has established a Supplemental Executive Retirement Plan ("SERP") which presently covers only its Chairman and CEO ("the Chairman"). Such SERP provides for vesting over a twenty-year period. However, if the Chairman's employment is terminated without cause, as defined, or if the Chairman resigns with cause, as defined, such vesting becomes immediate, in which event the Company would be liable to the Chairman (in addition to amounts accrued in the financial statements) in the amount of approximately $790,000.

    The Company is subject to a loan agreement between the Company, certain of the DLJ Entities and an executive of the Company whereby the Company has an obligation to assume a $600,000 loan made to said executive, should certain of the DLJ Entities elect. At December 30, 2000, the DLJ Entities have not exercised such election (see Note 16 to Consolidated Financial Statements).

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. BENEFIT PLANS

    On October 12, 1992, the Company adopted the 1992 Stock Option Plan of Duane Reade Holding Corp. (the "Plan"). Under the Plan, a committee designated by the Board of Directors to administer the Plan (the "Committee") may grant, to executives and other key employees of the Company, nonqualified stock options to purchase up to an aggregate of 510,757 shares of common stock of the Company at an exercise price fixed by the Committee. The options are exercisable at such time or times as the Committee determines at or subsequent to grant. The term of the options set by the Committee shall not exceed 10 years. The plan has been frozen with respect to future grants.

    At December 30, 2000, there were outstanding nonqualified stock options to purchase up to an aggregate of 506,994 shares of common stock (including 364,530 options granted outside the Plan), all of which are vested.

    Changes in options outstanding (including options granted outside the Plan) during 2000, 1999 and 1998 are summarized as follows:

                                                             OPTION PRICE PER SHARE
                                            ---------------------------------------------------------
                                                         $7.34-                               TOTAL
                                              $0.58       12.77      $29.37      $40.86      OPTIONS
                                            ---------   ---------   ---------   ---------   ---------
Options outstanding, December 27, 1997....    485,403      95,336      27,234      27,234     635,207
Options exercised.........................    (16,746)     (8,234)         --          --     (24,980)
Options cancelled.........................     (1,099)     (1,099)     (9,333)     (9,333)    (20,864)
                                            ---------   ---------   ---------   ---------   ---------
Options outstanding and exerciseable,
  December 26, 1998.......................    467,558      86,003      17,901      17,901     589,363
Options exercised.........................    (44,159)     (9,609)     (1,373)         --     (55,141)
Options cancelled.........................         --          --          --          --          --
                                            ---------   ---------   ---------   ---------   ---------
Options outstanding and exerciseable,
  December 25, 1999.......................    423,399      76,394      16,528      17,901     534,222
Options exercised.........................    (17,046)     (4,692)         --          --     (21,738)
Options cancelled.........................         --          --      (2,745)     (2,745)     (5,490)
                                            ---------   ---------   ---------   ---------   ---------
Options outstanding and exerciseable,
  December 30, 2000.......................    406,353      71,702      13,783      15,156     506,994
                                            =========   =========   =========   =========   =========
Weighted average remaining life of
  outstanding options.....................  5.3 years   6.1 years   3.2 years   3.2 years   5.3 years

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. BENEFIT PLANS (CONTINUED)
    During 1997, the Company adopted an Equity Participation Plan, as amended, which provides 1,971,181 options for shares of common stock of the Company to be granted to employees, consultants and non-employee directors of the Company if the Company meets specific performance targets. At December 30, 2000, options for 1,957,587 shares have been granted (net of options for 69,678 shares that have been cancelled) to employees and certain non-employee directors. Under the plan, shares granted to employees vest 20% on each of the first through fifth anniversaries of the issue date, with some options subject to accelerated vesting if certain EBITDA targets are achieved.

    Changes in options outstanding under the Equity Participation Plan during 2000, 1999 and 1998 are summarized as follows:

                                                                     OPTION PRICE PER SHARE
                                                   ----------------------------------------------------------
                                                                             $21.24-     $31.39-      TOTAL
                                                     $8.33       $16.50      $29.38      $39.24      OPTIONS
                                                   ----------   ---------   ---------   ---------   ---------
Options outstanding, December 27, 1997...........   1,019,284          --          --          --   1,019,284
Options granted..................................          --     143,000      40,000      40,000     223,000
Options cancelled................................     (13,512)         --          --          --     (13,512)
                                                   ----------   ---------   ---------   ---------   ---------
Options outstanding, December 26, 1998...........   1,005,772     143,000      40,000      40,000   1,228,772
Options granted..................................          --          --     596,981       4,000     600,981
Options exercised................................     (71,612)     (7,200)     (1,000)         --     (79,812)
Options cancelled................................      (6,081)     (6,400)     (6,577)         --     (19,058)
                                                   ----------   ---------   ---------   ---------   ---------
Options outstanding, December 25, 1999...........     928,079     129,400     629,404      44,000   1,730,883
Options granted..................................          --          --     184,000          --     184,000
Options exercised................................     (43,473)    (14,502)     (1,200)         --     (59,175)
Options cancelled................................          --     (20,000)    (17,108)         --     (37,108)
                                                   ----------   ---------   ---------   ---------   ---------
Options outstanding, December 30, 2000...........     884,606      94,898     795,096      44,000   1,818,600
                                                   ==========   =========   =========   =========   =========
Weighted average remaining life of outstanding
  options........................................   6.5 years   7.1 years   8.4 years   7.9 years   7.4 years

Options exercisable at December 26, 1998.........     609,000          --      10,000          --     619,000
Options exercisable at December 25, 1999.........     928,079      25,880       7,000       8,000     968,959
Options exercisable at December 30, 2000.........     884,606      37,959     129,884      16,800   1,069,249

    As permitted, the Company applies Accounting Principles Board Opinion
No. 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma decrease in the Company's net income for the 53 weeks ended December 30, 2000 would have been $2,875,000. The pro forma decrease in the Company's net income for the 52 weeks ended December 25, 1999 and pro forma increase in the Company's net loss for the 52 weeks ended December 26, 1998 would have been $2,470,000 and $420,000, respectively. The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 50.0% in 2000, 50.0% in 1999 and 50.0% in 1998, risk free interest rates of 6.6% in 2000, 6.6% in 1999 and a range from 4.16% to 5.79% in 1998 and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to fiscal 1995 are not considered.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. BENEFIT PLANS (CONTINUED)
    The Company maintains an employee savings plan pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC") which covers substantially all non-union employees. Eligible participating employees may contribute up to 10% of their pretax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of pretax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the 53 weeks ended December 30, 2000 and the 52 weeks ended December 25, 1999, the Company funded $107,000 and $59,000 of employer matching contributions for the 1999 and 1998 plan years, respectively. At December 30, 2000, the Company had accrued $226,000 for the employer matching contribution related to the 2000 plan year.

    Duane Reade is under contract with local unions to contribute to multi-employer pension and welfare benefit plans for certain of its employees. For the fiscal years ended December 30, 2000, December 25, 1999 and
December 26, 1998, contributions to such plans were $9,885,000, $10,159,000 and $8,658,000, respectively.

15. EXTRAORDINARY CHARGE

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

16. RELATED PARTY TRANSACTIONS

    In 1992, the Company and the then principal stockholder of the Company (who has subsequently sold most of its shares, see Note 1) entered into a professional services agreement whereby consulting, advisory, financial and other services were provided at the Company's request, for a five year term. During the fiscal years ended December 30, 2000, December 25, 1999 and
December 26, 1998, such fees aggregated approximately $0.2 million, $0.4 million and $1.0 million, respectively.

    On February 13, 1998, the Company entered into the Credit Agreement (see
Note 8), for which DLJ Funding acted as the manager and syndication agent. In connection with the Credit Agreement, DLJ Funding received a customary funding fee of approximately $1.9 million. On September 11, 1998, the Credit Agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ Funding received a customary funding fee of approximately $1.8 million. On March 17, 1999 and again on December 16, 1999 the Credit Agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $0.7 million. On March 17, 2000 and again on October 31, 2000 the Credit Agreement was amended and restated for which DLJ Funding acted as the manager and syndication agent and for which DLJ received a customary funding fee of $1.5 million.

    DLJ (an affiliate of the DLJ Entities) acted as financial advisor to the Company in connection with the structuring of the Recapitalization and received customary fees for such services of approximately $3.5 million and reimbursement for reasonable out-of-pocket expenses, and affiliates of DLJ received standby commitment fees of approximately $1.2 million in connection with change of control offers for the Zero Coupon Notes and the 12% Senior Notes, which were required as a result of the Recapitalization.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. RELATED PARTY TRANSACTIONS (CONTINUED)
The Company agreed to indemnify DLJ in connection with its acting as financial advisor. In addition, as lead underwriter, DLJ received its pro rata portion of the underwriter's compensation for consummation of the Offering, which was approximately $4.3 million. DLJ also served as sole underwriter in connection with the Offering of the Company's Senior Notes and received an estimated
$2.4 million of underwriting compensation payable in connection therewith. In addition, the DLJ Entities sold 1,091,658 additional shares of common stock in the Offering pursuant to the exercise by the underwriters of an over-allotment option, and the total net proceeds to such DLJ Entities were approximately $16.8 million.

    On November 9, 1998, upon unanimous approval of the Board of Directors of the Company, the Company extended a $2.0 million loan to the Company's Chief Executive Officer (the "CEO Loan"). For so long as the Credit Agreement is outstanding, the CEO Loan bears interest at the rate of interest paid by the Company on its revolving loans outstanding under the Credit Agreement. Thereafter, the CEO Loan will bear interest at LIBOR plus 300 basis points. The CEO Loan becomes due upon the earliest to occur of (i) the termination of the executive's employment with the Company, (ii) the termination of the executive's employment agreement with the Company, (iii) any sale by the executive of 15% or more of the Company's common stock held by the executive or (iv) November 9, 2003.

    The Company is subject to a loan agreement between the Company, certain of the DLJ Entities and the Company's Chief Executive Officer ("Executive") whereby the Company has an obligation to assume a $600,000 loan made to the Executive should certain of the DLJ Entities elect. At December 30, 2000, the DLJ Entities have not exercised such election. During 1999, as approved by the Board of Directors, the Company paid $200,000 of the original principal amount of $1,000,000 under the loan agreement to the DLJ entities, as well as $97,314 in interest. The Executive has entered into a separate promissory note dated
June 7, 1999 with the Company for the amount of the total Company payment of $297,314. On December 30, 1999 the Company made an additional payment of $200,000 to the DLJ Entities on the remaining balance of $800,000 as well as $78,583 in interest. The Executive has entered into a separate promissory note dated December 30, 1999 with the Company for the amount of the total Company payment of $278,583. On January 10, 2001 the Company made an additional payment of $200,000 to the DLJ Entities on the remaining balance of $600,000 as well as $59,666 in interest. The Executive has entered into a separate promissory note dated January 10, 2001 with the Company for the amount of the total Company payment of $259,666. The terms of these promissory notes require the executive to repay the principal amount of the notes and all accrued interest in full on December 19, 2002. Interest accrues on these notes at the federal mid-term rate in effect within 30 days after the payment by the Company to the Executive of any incentive bonus. Under the Executive's employment contract, interest on these notes will be forgiven by the Company if certain EBITDA targets are achieved.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. INCOME (LOSS) PER COMMON SHARE

    The following table sets forth the computation of income (loss) per common share for the periods presented (in thousands, except per share amounts):

                                                                                     FOR THE 52 WEEKS ENDED
                                                             53 WEEKS ENDED        ---------------------------
                                                              DECEMBER 30,         DECEMBER 25,   DECEMBER 26,
                                                                  2000                 1999           1998
                                                         -----------------------   ------------   ------------
Income before extraordinary charge.....................  $               22,676       $40,691        $18,787
Extraordinary charge...................................                      --            --        (23,600)
                                                         -----------------------      -------        -------
Net income (loss)......................................  $               22,676       $40,691        $(4,813)
                                                         =======================      =======        =======
Weighted average number of common shares outstanding
  during the period-basic..............................                  17,718        17,119         16,198
Dilutive potential securities..........................                     706           852          1,310
                                                         -----------------------      -------        -------
Weighted average number of shares
  outstanding-diluted..................................                  18,424        17,971         17,508
                                                         =======================      =======        =======
Per common share-basic
Income before extraordinary charge.....................  $                 1.28       $  2.38        $  1.16
Extraordinary charge...................................                      --            --          (1.46)
                                                         -----------------------      -------        -------
Net income (loss)......................................  $                 1.28       $  2.38        $ (0.30)
                                                         =======================      =======        =======
Per common share-diluted
Income before extraordinary charge.....................  $                 1.23       $  2.26        $  1.07
Extraordinary charge...................................                      --            --          (1.34)
                                                         -----------------------      -------        -------
Net income (loss)......................................  $                 1.23       $  2.26        $ (0.27)
                                                         =======================      =======        =======

    Options to purchase 223,035 shares of common stock were not included in the computation of diluted earnings per share for the 53 weeks ended December 30, 2000 because the options' exercise prices were greater than the average market price of the Common Shares.

                                DUANE READE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                                    DECEMBER 30,       DECEMBER 25,
QUARTER                                                 2000               1999
-------                                             ------------       ------------
                                                    IN THOUSANDS, EXCEPT PER SHARE
                                                                AMOUNTS
SALES
First.............................................   $  226,276          $190,364
Second............................................      243,549           208,675
Third.............................................      242,978           211,085
Fourth............................................      287,265           229,647
                                                     ----------          --------
Year..............................................   $1,000,068          $839,771
                                                     ==========          ========
GROSS PROFIT
First.............................................   $   54,647          $ 45,956
Second............................................       60,430            52,219
Third.............................................       64,687            56,096
Fourth............................................       74,587            63,990
                                                     ----------          --------
Year..............................................   $  254,351          $218,261
                                                     ==========          ========
NET INCOME
First.............................................   $    1,926          $  2,036
Second............................................        4,973             5,067
Third.............................................        6,226             7,260
Fourth............................................        9,551            26,328(1)
                                                     ----------          --------
Year..............................................   $   22,676          $ 40,691
                                                     ==========          ========
NET INCOME PER COMMON SHARE (BASIC)
First.............................................   $     0.11          $   0.12
Second............................................         0.28              0.30
Third.............................................         0.35              0.42
Fourth............................................         0.53              1.53
Year..............................................         1.28              2.38

NET INCOME PER COMMON SHARE (DILUTED)
First.............................................   $     0.11          $   0.11
Second............................................         0.27              0.28
Third.............................................         0.34              0.39
Fourth............................................         0.51              1.47
Year..............................................         1.23              2.26

------------------------

(1) Includes a tax benefit of $13.9 million due to the reversal of a $30.8 million deferred tax asset valuation reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information contained under the headings "Election of Directors," "Executive Officers and Key Employees" and "Other Business for Meeting-Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 14, 2001 to be filed with the Securities and Exchange Commission on or before April 14, 2001 is incorporated in this report by reference with respect to each of our directors and the executive officers who are not also directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The information contained under the headings "Director Compensation," "Executive Compensation" and "Report of Compensation Committee" of our 2001 Proxy Statement is incorporated in this report by reference with respect to our chief executive officer, our four other most highly compensated executive officers and our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" of the 2001 Proxy Statement is incorporated in this report by reference with respect to certain beneficial owners, the directors and management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Relationships and Related Transactions" of the 2001 Proxy Statement is incorporated in this report by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         3.2(ii)        By-laws of DRI I Inc. (incorporated by reference to Exhibit
                        3.2(ii) of the Notes S-1).

         3.3            Second Amended and Restated Partnership Agreement of Duane
                        Reade. (incorporated by reference to Exhibit 3.3 of the Notes S-1).

         3.4(i)         Certificate of Incorporation of Duane Reade International,
                        Inc. (incorporated by reference to Exhibit 3.4(i) to the 1999 10-K).

         3.4(ii) Bylaws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).

         3.5(i)         Certificate of Incorporation of Duane Reade Realty, Inc.
                        (incorporated by reference to Exhibit 3.5(i) to the 1999
                        10-K).

         3.5(ii) Bylaws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).

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

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
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

        10.12           Amended and Restated Borrower Security Agreement, dated as of September 11, 1998 between Duane Reade and Fleet National
                        Bank as Administrative Agent (incorporated by reference to
                        Exhibit 10.16 to the Company's Current Report on Form 8-K
                        dated September 24, 1998).

        10.13           Amended and Restated Holdings Pledge Agreement, dated as of
                        September 11, 1998, among Duane Reade Inc. and Fleet
                        National Bank, as Administrative Agent (incorporated by
                        reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).

        10.14           Promissory Note, dated as of November 9, 1998, between the
                        Company and Anthony J. Cuti (incorporated by reference to
                        Exhibit 10.17 to the 1998 10-K).

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

        10.18           Third Amended and Restated Credit Agreement dated as of
                        March 17, 2000 among Duane Reade, as the Borrower, Duane
                        Reade Inc. and DRI I Inc. as the parent Guarantors, Various
                        Financial Institutions set forth therein, as the Lenders,
                        DLJ Capital Funding Inc. as the Syndication Agent for the
                        Lenders and Credit Lyonnais New York Branch, as the
                        Documentation Agent for the Lenders (incorporated by
                        reference to Exhibit 10.21 to the 1999 10-K).

        10.19           Amendment Agreement to Credit Agreement, dated as of March
                        17, 2000 among Duane Reade, Duane Reade Inc., DRI I Inc.,
                        Various Financial Institutions as Lenders, DLJ Capital
                        Funding, Inc. as Syndication Agent, Fleet National Bank, as
                        Administrative Agent and Credit Lyonnais New York Branch, as
                        Documentation Agent (incorporated by reference to Exhibit
                        10.22 to the 1999 10-K).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.20           First Amendment to Employment Agreement dated March 13, 2000 between the Company and Anthony J. Cuti (incorporated by
                        reference to Exhibit 10.23 to the 1999 10-K).

        10.21           Agreement, dated April 1, 1999, between Duane Reade and
                        Local 340A/340B, New York (incorporated by reference to
                        Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q
                        for the period ended September 23, 2000).

        10.22           First Amendment to Third Amended and Restated Credit
                        Agreement, dated as of September 5, 2000 by and among Duane
                        Reade, each designated Guarantor, Duane Reade Inc., DRI I
                        Inc., DLJ Capital Funding, Inc. as Syndication Agent and
                        Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended September 23, 2000).

        10.23           Second Amendment to Third Amended and Restated Credit
                        Agreement, dated as of October 31, 2000 among Duane Reade,
                        Duane Reade Inc., DRI I Inc., Various Financial Institutions
                        as Lenders, DLJ Capital Funding, Inc. as Syndication Agent,
                        Fleet National Bank as Administrative Agent and Credit
                        Lyonnais New York Branch as Documentation Agent
                        (incorporated by reference to Exhibit 10.23 to the Company's
                        Quarterly Report on Form 10-Q for the period ended September
                        23, 2000).

        10.24*          Promissory Note, dated as of January 10, 2001, between the
                        Company and Anthony J. Cuti.

        21.1            Subsidiaries of the Company

------------------------

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

Dated: March 28, 2001

                                                       DUANE READE INC.
                                                       (Registrant)

                                                       By:  /s/ JOHN K. HENRY
                                                            -----------------------------------------
                                                            Name: John K. Henry
                                                            Title:  Senior Vice President and
                                                                  Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2001:

             SIGNATURES                                      TITLES
             ----------                                      ------
         /s/ ANTHONY J. CUTI
    ----------------------------       President and Chief Executive Officer and Director
           Anthony J. Cuti               (Principal Executive Officer)

          /s/ JOHN K. HENRY
    ----------------------------       Senior Vice President and Chief Financial Officer
            John K. Henry                (Principal Accounting and Financial Officer)

       /s/ NICOLE S. ARNABOLDI
    ----------------------------       Director
         Nicole S. Arnaboldi

         /s/ DAVID L. JAFFE
    ----------------------------       Director
           David L. Jaffe

        /s/ DAVID W. JOHNSON
    ----------------------------       Director
          David W. Johnson

        /s/ CARL M. PRADELLI
    ----------------------------       Director
          Carl M. Pradelli

          /s/ KEVIN ROBERG
    ----------------------------       Director
            Kevin Roberg

          /s/ WILLIAM SIMON
    ----------------------------       Director
            William Simon

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001

                                                       DRI I INC.

                                                       By:  /s/ JOHN K. HENRY
                                                            -----------------------------------------
                                                            Name: John K. Henry
                                                            Title:  Senior Vice President and
                                                                  Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons in the capacities indicated with respect to DRI I Inc.:

              SIGNATURE                                     CAPACITY
              ---------                                     --------
         /s/ ANTHONY J. CUTI
    ----------------------------       President and Chief Executive Officer and Director
           Anthony J. Cuti               (Principal Executive Officer)

          /s/ JOHN K. HENRY
    ----------------------------       Senior Vice President and Chief Financial Officer
            John K. Henry                (Principal Accounting and Financial Officer)

       /s/ NICOLE S. ARNABOLDI
    ----------------------------       Director
         Nicole S. Arnaboldi

         /s/ DAVID L. JAFFE
    ----------------------------       Director
           David L. Jaffe

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001

DRI I INC., A GENERAL PARTNER                  DUANE READE INC.

By: /s/ JOHN K. HENRY                          By: /s/ JOHN K. HENRY
   ------------------------------------------  ------------------------------------------
   Name: John K. Henry                            Name: John K. Henry
   Title: Senior Vice President and               Title: Senior Vice President and
         Chief Financial Officer                        Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade:

                  SIGNATURE                                      CAPACITY
                  ---------                                      --------
             /s/ ANTHONY J. CUTI               President and Chief Executive Officer and
--------------------------------------------     Director
               Anthony J. Cuti                   (Principal Executive Officer)

              /s/ JOHN K. HENRY                Senior Vice President and Chief Financial
--------------------------------------------     Officer
                John K. Henry                    (Principal Accounting and Financial
                                                 Officer)

           /s/ NICOLE S. ARNABOLDI             Director
--------------------------------------------
             Nicole S. Arnaboldi

             /s/ DAVID L. JAFFE                Director
--------------------------------------------
               David L. Jaffe

            /s/ DAVID W. JOHNSON               Director*
--------------------------------------------
              David W. Johnson

            /s/ CARL M. PRADELLI               Director*
--------------------------------------------
              Carl M. Pradelli

              /s/ KEVIN ROBERG                 Director*
--------------------------------------------
                Kevin Roberg

              /s/ WILLIAM SIMON                Director*
--------------------------------------------
                William Simon

------------------------

*   Duane Reade Inc. only

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001

                                                       DUANE READE REALTY INC.

                                                       By:  /s/ JOHN K. HENRY
                                                            -----------------------------------------
                                                            Name: John K. Henry
                                                            Title: Senior Vice President and
                                                                 Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons in the capacities indicated with respect to Duane Reade Realty Inc.:

                  SIGNATURE                                      CAPACITY
                  ---------                                      --------

             /s/ ANTHONY J. CUTI               President and Chief Executive Officer and
--------------------------------------------     Director
               Anthony J. Cuti                   (Principal Executive Officer)

              /s/ JOHN K. HENRY                Senior Vice President and Chief Financial
--------------------------------------------     Officer (Principal Accounting and Financial
                John K. Henry                    Officer)

           /s/ NICOLE S. ARNABOLDI             Director
--------------------------------------------
             Nicole S. Arnaboldi

             /s/ DAVID L. JAFFE                Director
--------------------------------------------
               David L. Jaffe

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001

                                                       DUANE READE INTERNATIONAL INC.

                                                       By:  /s/ JOHN K. HENRY
                                                            -----------------------------------------
                                                            Name: John K. Henry
                                                            Title:  Senior Vice President and
                                                                  Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons in the capacities indicated with respect to Duane Reade International Inc.:

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------
                 /s/ ANTHONY J. CUTI                   President and Chief Executive Officer and
     -------------------------------------------         Director (Principal Executive Officer)
                   Anthony J. Cuti

                  /s/ JOHN K. HENRY                    Senior Vice President and Chief Financial
     -------------------------------------------         Officer (Principal Accounting and Executive
                    John K. Henry                        Officer)

                 /s/ GARY CHARBONEAU                   Senior Vice President and Director
     -------------------------------------------
                   Gary Charboneau

               /s/ WILLIAM J. TENNANT                  Senior Vice President and Director
     -------------------------------------------
                 William J. Tennant