Form 10-Q
period 2001-03-31
DUANE READE INC; DUANE READE; DRI I INC; DUANE READE INTERNATIONAL INC; DUANE READE REALTY INC
filed 2001-05-10
CIK 895364, 895366, 1052796, 1095722, 1095723

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q
     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934
For the quarterly period ended March 31, 2001.  Commission file number 333-41239

                         ------------------------------

                                DUANE READE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                             04-3164702
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (IRS EMPLOYER ID NUMBER)


                          DRI I INC.*                         DELAWARE         04-3166107
                          DUANE READE*                        NEW YORK         11-2731721
                          DUANE READE REALTY, INC.*           DELAWARE         13-4074383
                          DUANE READE INTERNATIONAL, INC.*    DELAWARE         22-3672347

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

           440 NINTH AVENUE
          NEW YORK, NEW YORK                                            10001
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   The number of shares of the Common Stock outstanding as of May 9, 2001:
18,543,970
----------



==============================================================================

                                      INDEX

                                                                                     PAGE
PART I

      ITEM 1. - FINANCIAL STATEMENTS

            Consolidated Statements of Operations (Unaudited) -
                    For the 13 Weeks Ended March 31, 2001 and March 25, 2000           3

            Consolidated Balance Sheets
                    As of March 31, 2001 (Unaudited) and December 30, 2000             4

            Consolidated Statements of Cash Flows (Unaudited) -
                    For the 13 Weeks Ended March 31, 2001 and March 25, 2000           5

            Notes to Consolidated Financial Statements                                 6

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                8

PART II       -   OTHER INFORMATION                                                   12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DUANE READE INC.
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                     For the 13 Weeks Ended
                                                  -----------------------------
                                                   March 31,        March 25,
                                                      2001             2000
                                                  -------------     -----------
Net sales                                            $ 271,738       $ 226,275
Cost of sales                                          206,969         171,629
                                                  -------------     -----------

Gross profit                                            64,769          54,646
                                                  -------------     -----------

Selling, general & administrative expenses              44,545          36,748
Depreciation & amortization                              6,475           5,914
Store pre-opening expenses                                 495             305
                                                  -------------     -----------
                                                        51,515          42,967
                                                  -------------     -----------

Operating income                                        13,254          11,679
Interest expense, net                                    8,664           8,238
                                                  -------------     -----------

Income before income taxes                               4,590           3,441
Income taxes                                             1,969           1,515
                                                  -------------     -----------

Net income                                             $ 2,621         $ 1,926
                                                  =============     ===========

Per Common Share - Basic

    Net income                                         $  0.14         $  0.11
                                                  =============     ===========

    Weighted Average Common Shares Outstanding          18,315          17,404
                                                  =============     ===========

Per Common Share - Diluted

    Net income                                         $  0.14         $  0.11
                                                  =============     ===========

    Weighted Average Common Shares Outstanding          19,184          18,103
                                                  =============     ===========



   The accompanying notes are an integral part of these financial statements.

                                     DUANE READE INC.
                                Consolidated Balance Sheets
                           (In thousands, except share amounts)


                                                              March 31,      December 30,
                                                                 2001            2000
                                                             -----------     ------------
                                                             (Unaudited)
                         ASSETS
Current Assets
   Cash                                                        $     992        $     979
   Receivables                                                    46,434           48,953
   Inventories                                                   190,801          172,568
   Deferred income taxes                                          11,791           13,023
   Prepaid expenses                                                6,099            8,770
                                                             -----------     ------------
     TOTAL CURRENT ASSETS                                        256,117          244,293
Property and equipment, net                                      114,134          107,883
Goodwill, net of accumulated amortization of
  $32,123 and $31,020                                            152,348          152,951
Deferred income taxes                                              8,845            8,852
Other assets                                                      59,211           56,951
                                                             -----------     ------------
     TOTAL ASSETS                                              $ 590,655        $ 570,930
                                                             ===========     ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                            $  51,614        $  47,575
   Accrued interest                                                5,836            8,394
   Other accrued expenses                                         20,626           19,830
   Current portion of long-term debt                              12,250           12,325
   Current portion of capital lease obligations                    1,311            1,703
                                                             -----------     ------------
     TOTAL CURRENT LIABILITIES                                    91,637           89,827
Long-term debt, less current portion                             343,350          337,913
Capital lease obligations, less current portion                      957            1,060
Other noncurrent liabilities                                      32,598           27,633
                                                             -----------     ------------
     TOTAL LIABILITIES                                           468,542          456,433
                                                             -----------     ------------

Stockholders' equity
   Preferred stock, $0.01 par; authorized 5,000,000 shares;
     issued and outstanding: none                                      -                -
   Common stock, $0.01 par; authorized 75,000,000 shares;
     issued and outstanding 18,478,684 and 18,232,339 shares         185              182
   Paid-in capital                                               161,260          154,536
   Accumulated other comprehensive income                         (1,731)               -
   Accumulated deficit                                           (37,601)         (40,221)
                                                             -----------     ------------
     TOTAL STOCKHOLDERS' EQUITY                                  122,113          114,497
                                                             -----------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 590,655        $ 570,930
                                                             ===========     ============


        The accompanying notes are an integral part of these financial statements.

                                                DUANE READE INC.
                               Consolidated Statements of Cash Flows (Unaudited)
                                                 (In thousands)
                                                                                     For the 13 Weeks Ended
                                                                                   ---------------------------
                                                                                    March 31,      March 25,
                                                                                       2001          2000
                                                                                   -----------    ------------
Cash flows from operating activities:
   Net income                                                                         $  2,621        $  1,926
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization of property and equipment                            3,700           3,372
      Amortization of goodwill and other intangibles                                     3,261           2,940
      Deferred tax provision                                                             1,968           1,015
      Other                                                                              1,390           1,250
   Changes in operating assets and liabilities (net of the effect of acquisitions):
     Receivables                                                                         2,414             751
     Inventories                                                                       (17,533)            178
     Accounts payable                                                                    4,039          (9,277)
     Prepaid and accrued expenses                                                        2,031          (5,141)
     Other assets and liabilities, net                                                    (239)           (666)
                                                                                   -----------    ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                3,652          (3,652)
                                                                                   -----------    ------------

Cash flows from investing activities:
   Capital expenditures                                                                 (9,063)         (5,788)
   Lease acquisition and other costs                                                      (409)           (220)
                                                                                   -----------    ------------
      NET CASH USED IN INVESTING ACTIVITIES                                             (9,472)         (6,008)
                                                                                   -----------    ------------

Cash flows from financing activities:
   Net borrowings (repayments) - term loans                                             (3,138)          7,537
   Net borrowings - revolving credit facility                                            8,500           3,500
   Exercise of stock options                                                               966             327
   Financing costs                                                                           -          (1,139)
   Repayments of capital lease obligations                                                (495)           (462)
                                                                                   -----------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                          5,833           9,763
                                                                                   -----------    ------------

Net increase in cash                                                                        13             103
Cash at beginning of period                                                                979           1,013
                                                                                   -----------    ------------
Cash at end of period                                                                 $    992        $  1,116
                                                                                   ===========    ============





                   The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations and financial position of Duane Reade Inc. (the "Company"), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the year ended December 30, 2000. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 30, 2000. The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors.

2. NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's stock options. Options to purchase 55,156 shares at March 31, 2001 and 694,934 shares at March 25, 2000 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

3. INCOME TAXES

Income taxes are recorded based on the estimated effective tax rate expected to be applicable for the full fiscal year. The effective tax rate is greater than the statutory rate, principally reflecting the impact of non-deductible goodwill.

4. ACQUISITIONS

During the first quarter of 2001, the Company acquired certain assets of five separate independently owned pharmacy establishments. The total cost of these acquisitions was $5.7 million, paid for by the issuance of common stock and was allocated as follows: customer lists ($2.1 million), lease acquisition costs ($1.3 million), property and equipment ($0.9 million), inventory ($0.7 million), goodwill ($0.5 million) and other assets ($0.3 million) net of accruals for expenses and liabilities assumed ($0.1 million). The operations of the acquired stores have been included in the consolidated financial statements from the dates of the acquisitions. The pro forma impact of these acquisitions was not material to sales or results of operations of the Company for the period ended March 31, 2001.

5. INCOME PER COMMON SHARE

The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

                                                               For the 13 Weeks Ended
                                                        ----------------------------------
                                                        March 31, 2001      March 25, 2000
                                                        --------------      --------------
Net Income                                                $      2,621        $      1,926

Weighted average number of common shares outstanding
 during the period - basic                                      18,315              17,404
Potential dilutive shares                                          869                 699
                                                        --------------      --------------
Weighted average number of shares outstanding - diluted         19,184              18,103
                                                        ==============      ==============

Per common share - basic                                --------------      --------------
Net Income                                                $       0.14        $       0.11
                                                        ==============      ==============

Per common share - diluted                              --------------      --------------
Net Income                                                $       0.14        $       0.11
                                                        ==============      ==============

6.    NEWLY IMPLEMENTED ACCOUNTING POLICIES

Financial Accounting Standards Board Pronouncement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," requires companies to disclose the nature and substance of derivative instrument transactions in which they may engage and to record in their financial statements the fair value of assets and liabilities and the gain or loss in comprehensive income which arises from these transactions. At March 31, 2001, the Company has reflected a tax affected loss on the swap transaction of $1.7 million in the "Accumulated other comprehensive income" component of Shareholders' Equity.

The Company maintains an interest rate risk management strategy that allows for the use of derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goals are (1) to manage interest rate sensitivity by modifying the maturity characteristics of certain of its debt instruments and (2) to lower (where possible) the cost of borrowed funds. Interest rate fluctuations create an unrealized appreciation or depreciation in the market value of the Company's fixed rate debt when compared to cost. The effect of this unrealized appreciation or depreciation in market value, however, will generally be offset by income or loss on derivative instruments that are linked to the debt. The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed rate borrowings been issued directly. The level of fixed rate debt, after the effects of the interest rate swaps have been considered, is maintained between 50 and 75 percent of term debt.

The 1998 refinancing of the Company's debt resulted in a heavily leveraged entity, whose primary source of capital is composed of a mixture of floating rate term and revolving credit financing. The interest rates associated with these borrowings are based on prevailing LIBOR rates plus an applicable margin as defined in the Company's credit agreement. At March 31, 2001, the Company had a total of $275,600 of outstanding floating rate debt, composed of $254,600 of term loans and $21,000 of revolving credit borrowings.

Due to the volatile nature of short-term interest rates, the credit agreement allows for some latitude with respect to the Company's ability to engage in transactions aimed at minimizing a portion of the risk associated with the fluctuation in short-term interest rates. In November 1998, the Company entered into an interest rate protection agreement which capped the LIBOR rate on $65.0 million of floating rate term debt at 6.50%. Following the expiration of this agreement in November 2000, the Company purchased a two-year interest rate swap agreement with a notional amount of $150.0 million of floating rate term loan borrowings. This swap agreement, which became effective on January 12, 2001, effectively served to convert this floating rate component of the Company's debt structure to a fixed rate of 5.8075% plus the applicable margins as defined in the Company's credit agreement. It is likely that the Company may continue to engage in transactions involving swaps, hedges and other types of derivative instruments in a continuing effort to moderate and minimize the effects of upward changes in short-term interest rates.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THE FOREGOING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. A NUMBER OF FACTORS COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE DRUGSTORE INDUSTRY IN GENERAL AND IN OUR SPECIFIC MARKET AREA; INFLATION; CHANGES IN COSTS OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN PREVAILING INTEREST RATES AND THE AVAILABILITY OF AND TERMS OF FINANCING TO FUND THE ANTICIPATED GROWTH OF OUR BUSINESS; LIABILITY AND OTHER CLAIMS ASSERTED AGAINST US; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; OUR SIGNIFICANT INDEBTEDNESS; LABOR DISTURBANCES; CHANGES IN OUR ACQUISITION AND CAPITAL EXPENDITURE PLANS AND OTHER FACTORS REFERENCED IN THIS REPORT. IN ADDITION, THESE FORWARD-LOOKING STATEMENTS ARE NECESSARILY DEPENDENT UPON ASSUMPTIONS, ESTIMATES AND DATES THAT MAY BE INCORRECT OR IMPRECISE AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS. ACCORDINGLY, ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT DO NOT PURPORT TO BE PREDICTIONS OF FUTURE EVENTS OR CIRCUMSTANCES AND MAY NOT BE REALIZED. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY, AMONG OTHER THINGS, THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "PRO FORMA," "ANTICIPATES," "INTENDS" OR THE NEGATIVE OF ANY OF THESE TERMS, OR OTHER VARIATIONS ON THESE TERMS OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY OR INTENTIONS. GIVEN THESE UNCERTAINTIES, WE CAUTION INVESTORS NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO UPDATE ANY OF THESE FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.






RESULTS OF OPERATIONS

The following sets forth the results of operations as a percentage of net sales for the periods indicated.

                                               For the 13 Weeks Ended
                                             --------------------------
                                               March 31,     March 25,
                                                 2001          2000
                                             ------------   -----------
Net sales                                          100.0 %       100.0 %
Cost of sales                                       76.2          75.8
                                             ------------   -----------
Gross profit                                        23.8          24.2
Selling, general and administrative expenses        16.4          16.2
Depreciation & amortization                          2.4           2.7
Store pre-opening expenses                           0.2           0.1
                                             ------------   -----------
Operating income                                     4.8           5.2
Interest expense, net                                3.2           3.7
                                             ------------   -----------
Income before income taxes                           1.6           1.5
Income taxes                                         0.7           0.6
                                             ------------   -----------
Net income                                           0.9 %         0.9 %
                                             ============   ===========

THIRTEEN WEEKS ENDED MARCH 31, 2001 VERSUS THIRTEEN WEEKS ENDED MARCH 25, 2000

Net sales were $271.7 million in the first quarter of 2001, an increase of 20.1% over net sales of $226.3 million for the first quarter of 2000. Pharmacy sales increased 30.0% and represented 37.5% of total sales, while front-end sales increased 14.8% and represented 62.5% of total sales. For the first quarter of 2001, third party pharmacy sales represented 85.9% of total pharmacy sales, as compared to 83.7% in the first quarter of 2000. The increase in total sales over last year was attributable to increased comparable store sales of 8.5%, including increases in pharmacy and front-end same store sales of 16.9% and 4.0%, respectively, combined with the full quarterly impact of four stores opened during the first quarter of 2000 and sales from 27 net new stores opened since the first quarter of 2000. We opened eight stores during the first quarter of 2001, compared to four store openings during the first quarter of 2000. At March 31, 2001, we operated 180 stores, versus 153 at March 25, 2000.

Cost of sales as a percentage of net sales increased to 76.2% for the first quarter of 2001 from 75.8% for the first quarter of 2000, resulting in a decrease in gross profit margin to 23.8% for the first quarter of 2001 from 24.2% for the first quarter of 2000. This decrease is primarily attributable to an increased proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales, along with the impact of a milder flu season experienced in the first quarter of 2001, resulting in fewer sales of higher-margin flu-related prescriptions.

Selling, general and administrative expenses were $44.6 million, or 16.4% of net sales, and $36.7 million, or 16.2% of net sales in the first quarters of 2001 and 2000, respectively. The increase in these expenses as a percentage of sales resulted principally from increased advertising and promotional costs to support new store openings, combined with higher than normal seasonal maintenance costs associated with adverse winter weather experienced throughout our trading areas.

Depreciation and amortization of intangibles in the first quarters of 2001 and 2000 were $6.5 million and $5.9 million, respectively. This increase resulted primarily from increases in the amortization of pharmacy customer lists and lease acquisition costs for pharmacy acquisitions completed since the first quarter of 2000, combined with incremental depreciation expenses related to capital expenditures in 2000 and 2001.

We incurred store pre-opening expenses of $0.5 million during the first quarter of 2001 related to the opening of eight stores. Store pre-opening expenses of $0.3 million incurred during the first quarter of 2000 were attributable to the opening of four stores.

Net interest expense increased 5.2% to $8.7 million in the first quarter of 2001 from $8.2 million in the first quarter of 2000. This increase is attributable to several factors, including additional term and other borrowings incurred after the first quarter of 2000 in support of our store expansion program, partially offset by a decrease in short-term interest rates that favorably affected the interest rates on our floating rate term and revolving loans.

Our income before income taxes in the first quarter of 2001 increased 33.4% to $4.6 million from $3.4 million in the first quarter of 2000, reflecting increased sales and related gross profit dollars, partially offset by increases in selling, general, administrative and interest expenses.

In the first quarter of 2001, we recorded an income tax provision of $2.0 million, reflecting an estimated annual effective tax rate of 42.9%. The current year's estimated effective rate includes the anticipated benefits of certain employment-related tax credits. In the comparable period last year, the income tax provision of $1.5 million reflected an estimated effective tax rate of 44.0%.

Our net income was $2.6 million in the first quarter of 2001, compared to $1.9 million in the first quarter of 2000, reflecting a $1.2 million improvement in pre-tax income, partially offset by the incremental tax provision of $0.5 million described above.





LIQUIDITY AND CAPITAL RESOURCES

Working capital was $164.5 million as of March 31, 2001 and $154.5 million as of December 30, 2000. The increase is primarily due to increases in inventory related to the opening of eight additional stores during the first quarter of 2001 as well as seasonal and forward buy inventory purchases, partially offset by reductions in prepaid expenses and receivables and an increase in accounts payable related to the additional inventory purchased during the quarter.

For the first quarter of 2001, net cash provided by operating activities was $3.7 million, as compared to net cash used by operating activities of $3.7 million in the first quarter of 2000.

Our EBITDA increased by 12.1% to $21.1 million in the first quarter of 2001, compared to $18.8 million in the first quarter of 2000. EBITDA as a percentage of sales was 7.8% in the first quarter of 2001, compared to 8.3% of sales in the first quarter of 2000.

Net cash used in investing activities was $9.5 million during the first quarter of 2001, compared to $6.0 million during the first quarter of 2000. In the first quarter of 2001, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $9.1 million. Lease acquisition costs accounted for $0.4 million of cash used in investing activities. In the first quarter of 2000, $5.8 million was spent on capital expenditures and $0.2 million on lease acquisition costs.

Net cash provided by financing activities was $5.8 million for the first quarter of 2001, compared to $9.8 million for the first quarter of 2000. The decrease reflects the timing of new store, seasonal and forward buy inventory purchases as well as an increased level of earnings in the current year.

Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 50 to 60 stores through year-end 2002, including the eight stores opened during the first quarter of 2001. We expect to spend approximately $30 million in 2001 on capital expenditures, primarily for new and replacement stores and an additional $7 million for lease and pharmacy file acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease our store locations.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving and term loan borrowings under our senior credit agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of our debt agreements. As of March 31, 2001, we had borrowed $21.0 million under the revolving portion of our senior credit agreement and had $33.2 million of remaining availability. Our ability to meet our debt service obligations and reduce our total debt will be dependent upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient to repay our indebtedness in the future. Substantially all of our revolving and term loan borrowings under our senior credit agreement bear interest at floating rates. There was approximately $275.6 million of floating rate debt outstanding on March 31, 2001. Therefore, our financial condition will be affected by changes in prevailing interest rates. On December 20, 2000, we entered into a two-year interest rate swap in the notional amount of $150.0 million. This swap had an effective date of January 12, 2001, and represented a hedging transaction whereby we would receive interest at a floating rate and pay interest at a fixed LIBOR rate. The effect of this swap is to fix our interest obligations on $150.0 million of floating rate debt for two years at a LIBOR rate of 5.8075% plus the applicable margins as defined in the senior credit agreement. See "--Market Risk."

The senior credit agreement and the indenture relating to our senior subordinated notes contain various covenants that limit or restrict, among other things, subject to specified exceptions, our ability to make capital expenditures, incur indebtedness, permit liens on our property, enter into transactions with affiliates, make restricted payments, investments or acquisitions, enter into mergers, consolidations or dissolutions, conduct assets sales, pay dividends or distributions and enter into other specified transactions and business activities.

Financial performance covenants included in our senior credit agreement include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage requirements. At March 31, 2001, we were in compliance with all financial performance covenants.

TAX BENEFITS FROM NET OPERATING LOSSES

At December 30, 2000, we had net operating loss carryforwards, or NOLs, of approximately $23 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce or eliminate our federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in
Section 382 of the Code. This Section 382 limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders, including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock, exceeds 50 percentage points over a three-year testing period. Our recapitalization in 1997 caused us to experience an ownership change. As a result, we are currently subject to an annual Section 382 limitation of approximately $8.5 million in 2001 and approximately $5.1 million from 2002 to 2007 on the amount of NOLs generated prior to the recapitalization that we may use to offset future taxable income. At December 30, 2000, all of the existing NOLs were subject to this limitation. We cannot assure you that we will be able to use any NOLs to offset future taxable income or that the NOLs will not become subject to limitation due to future ownership changes. Based on our recent and projected performance, however, management believes that it is more likely than not that the full value of the NOLs will be realized.

SEASONALITY

In general, sales of drugstore items such as prescription drugs, over-the-counter drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as interest rate swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. As discussed in "Newly Implemented Accounting Policies" on page 7, we adopted Statement No. 133 during the first quarter of 2001, but this action did not have a material impact on our consolidated financial statements.

MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. Variable rate debt outstanding under our credit agreement was approximately $275.6 million at March 31, 2001. During 1998, in connection with senior credit agreement requirements, we entered into an interest rate protection agreement, which capped the LIBOR rate at 6.5% on $65 million of our floating rate debt. This agreement expired in November 2000. On December 20, 2000, we purchased a two-year interest rate swap in the notional amount of $150.0 million. This swap had an effective date of January 12, 2001, and represented a hedging transaction to effectively convert $150.0 million of floating rate debt to a fixed rate. This fixed rate is equivalent to a LIBOR rate of 5.8075% plus the applicable margins described in our senior credit agreement. At March 31, 2001, the 90-day LIBOR rate in effect on the $125.6 million balance of the floating rate term debt was 5.6875%. A 0.50% change in interest rates applied to the $125.6 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.6 million. We also have $80 million of senior subordinated notes outstanding at March 31, 2001, which bear interest payable semi-annually at a fixed rate of 9.25%, and are therefore not subject to risk from interest rate fluctuations.
The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

PART II

                                OTHER INFORMATION


            ITEM 1.  LEGAL PROCEEDINGS

            We are a party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on us.

            In addition, we are currently party to arbitration proceedings arising out of disputes over the purchase price with respect to the Rock Bottom acquisition. In this arbitration, RB Holdings Corporation (formerly known as Rock Bottom Stores, Inc.) claims that it is owed approximately $1.2 million for rent and other proration payments allegedly made by RB Holdings prior to the closing. We have not disputed this claim, but we have filed counterclaims against RB Holdings seeking to recover in excess of $42 million based on an assertion of several breaches by RB Holdings of the asset purchase agreement for the acquisition and tortious interference with a business relationship by RB Holdings. In RB Holdings' reply to our counterclaims, RB Holdings has asserted that it is entitled to recover unspecified amounts from us in connection with certain trade payables owed to our vendors. An arbitrator has been overseeing this matter and is expected to render its decision in the near future. We believe that the ultimate outcome of this action will not have a material adverse effect on our financial position or results of operations.

            Also in connection with the Rock Bottom acquisition, we were awarded a purchase price adjustment of approximately $2.15 million with respect to an inventory shortfall at the closing.

            ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            Not applicable

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

            ITEM 5.  OTHER INFORMATION

            AMENDMENT TO MR. CUTI'S EMPLOYMENT AGREEMENT

            On May 1, 2001, we entered into an amendment to Mr. Cuti's existing employment agreement to provide, in certain circumstances, for the forgiveness of a $2.0 million loan extended to Mr. Cuti by us in November 1998 and our payment on behalf of Mr. Cuti, or assumption of his obligations under a $1.0 million loan extended to Mr. Cuti by Donaldson, Lufkin & Jenrette, or DLJ, in November 1997.

            Under the amendment, if prior to December 31, 2001, Mr. Cuti's employment is terminated without "cause," as a result of Mr. Cuti's death or "disability or by Mr. Cuti with "good reason," or if a "sale of the company" occurs, as these terms are defined in the amendment, we will forgive 50% of the outstanding interest and principal balance of our $2.0 million loan, and we will pay or assume 50% of the outstanding interest and principal balance of the $1.0 million loan from DLJ. If any of these events occur after December 31, 2001, we will forgive the outstanding interest and principal balance of our $2.0 million loan and pay or assume the outstanding interest and principal balance of $1.0 million loan from DLJ in their entirety.

            In addition, the amendment provides for certain changes with respect to the funding of Mr. Cuti's Supplemental Executive Retirement Plan, or SERP, such that we will either, at Mr. Cuti's option, establish a "rabbi trust" and fully fund his SERP in an amount that will be calculated on the basis of 20 years of employment regardless of his actual number of years of employment with us, the present value of which was approximately $1,837,000 as of December 30, 2000, or implement another arrangement that does not result in a total after-tax economic impact to us that is materially greater than the first alternative, upon the occurrence of any of the events described above with respect to Mr. Cuti's loans or upon his 65th birthday.

            ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as a part of this report:

                  (i)   Financial Statements

                  (ii)  Exhibits:

3.1(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).
3.1(ii) Form of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).
3.2(i) Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the Notes S-1).
3.2(ii) By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) to the Notes S-1).
3.3 Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 to the Notes S-1).
3.4(i) Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the 1999 10-K).
3.4(ii) By-laws of Duane Reade International, Inc. (incorporated by reference to exhibit 3.4(ii) to the 1999 10-K).
3.5(i)            Certificate of Incorporation of Duane Reade Realty, Inc.
                  (incorporated by reference to Exhibit 3.5(i) to the 1999
                  10-K).
3.5(ii) By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1 Form of Indenture (incorporated by reference to Exhibit 4.1 to the Notes S-1).

10.1 Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2 Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3 Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4 Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.4 10.4 Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6 Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7 Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).
10.8 Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.9 Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council (incorporated by reference to
                  Exhibit 10.9 to the Common Stock S-1).
10.10 Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).
10.11 Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.12 Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.13 Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.14 Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to
                  Exhibit 10.16 to the 1998 10-K).
10.15 Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.16 Promissory Note, dated as of June 7, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit
                  10.19 to the 1999 10-K).
10.17 Promissory Note, dated as of December 30, 1999, between the Company and Anthony J. Cuti (incorporated by reference to
                  Exhibit 10.20 to the 1999 10-K).
10.18 Third Amended and Restated Credit Agreement, dated as of March 17, 2000, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.21 to the 1999 10-K).

10.19 Amendment Agreement to Credit Agreement, dated as of March 17, 2000 among Duane Reade, Duane Reade Inc., DRI I Inc., Various Financial Institutions as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, Fleet National Bank as Administrative Agent and Credit Lyonnais New York Branch as Documentation Agent (incorporated by reference to Exhibit 10.22 to the 1999 10-K).
10.20 First Amendment to Employment Agreement, dated March 13, 2000, between the Company and Anthony J. Cuti. (incorporated by reference to Exhibit 10.23 to the 1999 10-K).
10.21 Agreement, dated April 1, 1999, between Duane Reade and Local 340A/340B, New York (incorporated by reference to Exhibit
                  10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 23, 2000).
10.22 First Amendment to the Third Amended and Restated Credit Agreement, dated as of September 5, 2000, by and among Duane Reade, each designated Guarantor, Duane Reade Inc., DRI I, Inc., DLJ Capital Funding, Inc. as Syndication Agent and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended September 23, 2000).
10.23 Second Amendment to the Third Amended and Restated Credit Agreement, dated as of October 31, 2000, among Duane Reade, Duane Reade Inc., DRI I, Inc., Various Financial Institutions as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, Fleet National Bank as Administrative Agent and Credit Lyonnais New York Branch as Documentation Agent (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended September 23, 2000).
10.24 Promissory Note, dated as of January 10, 2001, between the Company and Anthony J. Cuti (incorporated by reference to
                  Exhibit 10.24 to the 2000 10-K).
10.25* Second Amendment to Employment Agreement, dated May 1, 2001, between the Company and Anthony J. Cuti.
21.1              Subsidiaries of the Company (incorporated by reference to
                  Exhibit 21.1 to the 1999 10-K).
---------
*  filed herewith


            (b)   Reports on Form 8-K:                None

            (c)   Financial Statement Schedules:      None

Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are inapplicable or immaterial, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 10, 2001
                            DUANE READE, INC.
                            (Registrant)

                            By: /s/ John K. Henry
                                --------------------------------
                                Name:  John K. Henry
                                Title: Senior Vice President and Chief Financial
                                       Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 10, 2001.

      SIGNATURES                            TITLES
/s/ Anthony J. Cuti                         President and Chief Executive Officer and Director
------------------------------------        (Principal Executive Officer)
Anthony J. Cuti


/s/ John K. Henry                           Senior Vice President and Chief Financial Officer
------------------------------------        (Principal  Accounting and Financial Officer)
John K. Henry

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001
                             DRI I INC.

                             By: /s/ John K. Henry
                                 -----------------------------------------
                                 Name:  John K. Henry
                                 Title: Senior Vice President and Chief
                                        Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 10, 2001 by:

      SIGNATURES                        TITLES
/S/ Anthony J. Cuti                     President and Chief Executive Officer and Director
-----------------------------------     (Principal Executive Officer)
Anthony J. Cuti


/s/ John K. Henry                       Senior Vice President and Chief Financial Officer
------------------------------------    (Principal  Accounting and Financial Officer)
John K. Henry

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001

                                                     DUANE READE

By: DRI I Inc., a general partner                    By: Duane Reade Inc., a general partner


By: /s/ John K. Henry                                By: /s/ John K. Henry
    --------------------------------------------         --------------------------------------------
Name:  John K. Henry                                 Name:  John K. Henry
Title: Senior Vice President and Chief Financial     Title: Senior Vice President and Chief Financial
       Officer                                              Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 10, 2001 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

            SIGNATURES                          TITLES
            ----------                          ------
/s/ Anthony J. Cuti                             President and Chief Executive Officer and Director
-----------------------------------             (Principal Executive Officer)
Anthony J. Cuti


/s/ John K. Henry                               Senior Vice President and Chief Financial Officer
-----------------------------------             (Principal  Accounting and Financial Officer)
John K. Henry

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001
                             DUANE READE REALTY, INC.

                             By: /s/ John K. Henry
                                -----------------------------------------
                                Name:  John K. Henry
                                Title: Senior Vice President and Chief Financial
                                       Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 10, 2001 by:

           SIGNATURES                    TITLES
           ----------                    ------
/s/ Anthony J. Cuti                      President and Chief Executive Officer and Director
-----------------------------------      (Principal Executive Officer)
Anthony J. Cuti


/s/ John K. Henry                        Senior Vice President and Chief Financial Officer
------------------------------------     (Principal  Accounting and Financial Officer)
John K. Henry

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001
                              DUANE READE INTERNATIONAL, INC.

                              By: /s/ John K. Henry
                                  -----------------------------------------
                                  Name:  John K. Henry
                                  Title: Senior Vice President and Chief
                                         Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 10, 2001 by:

          SIGNATURES                    TITLES
          ----------                    ------
/s/ Anthony J. Cuti                     President and Chief Executive Officer and Director
-----------------------------------     (Principal Executive Officer)
Anthony J. Cuti


/s/ John K. Henry                       Senior Vice President and Chief Financial Officer
------------------------------------    (Principal Accounting and Financial Officer)
John K. Henry