Form 10-Q
period 2001-06-30
DUANE READE INC
filed 2001-08-14
CIK 895364

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2001.

Commission file number 333-41239

DUANE READE INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3164702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc *	Delaware	13-4074383

* Guarantors with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008

440 Ninth Avenue New York, New York (Address of principal executive offices)	10001 (Zip Code)

(212) 273-5700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange. Inc.
9 1/4% Senior Subordinated Notes due 2008	None

Securities registered pursuant to Section 12(g) of the Act:
None.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Common Stock outstanding as of August 9, 2001: 22,791,849

PAGE
PART I—
ITEM 1.—FINANCIAL STATEMENTS
Consolidated Statements of Operations (Unaudited)— For the 13 and 26 Weeks Ended June 30, 2001 and June 24, 2000	3
Consolidated Balance Sheets As of June 30, 2001 (Unaudited) and December 30, 2000	4
Consolidated Statements of Cash Flows (Unaudited)— For the 26 Weeks Ended June 30, 2001 and June 24, 2000	5
Notes to Consolidated Financial Statements (Unaudited)	6
ITEM 2.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
PART II—OTHER INFORMATION	16

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Duane Reade Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24 2000
Net sales	$292,289	$243,549	$564,028	$469,824
Cost of sales	221,184	183,119	428,155	354,747

Gross profit	71,105	60,430	135,873	115,077

Selling, general & administrative expenses	43,351	36,797	87,897	73,545
Depreciation and amortization	6,585	6,078	13,059	11,994
Store pre-opening expenses	404	447	899	751

	50,340	43,322	101,855	86,290

Operating income	20,765	17,108	34,018	28,787
Interest expense, net	8,071	8,796	16,735	17,034

Income before income taxes	12,694	8,312	17,283	11,753
Income taxes	5,456	3,339	7,425	4,854

Income before extraordinary charge	7,238	4,973	9,858	6,899
Extraordinary charge, net of income taxes	1,491	—	1,491	—

Net income	$5,747	$4,973	$8,367	$6,899

Per Common Share—Basic
Income before extraordinary charge	$0.37	$0.28	$0.52	$0.40
Extraordinary charge, net of income taxes	0.08	—	0.08	—

Net income	$0.30	$0.28	$0.44	$0.40

Weighted Average Common Shares Outstanding	19,346	17,506	18,831	17,455

Per Common Share—Diluted
Income before extraordinary charge	$0.36	$0.27	$0.50	$0.38
Extraordinary charge, net of income taxes	0.07	—	0.08	—

Net income	$0.28	$0.27	$0.42	$0.38

Weighted Average Common Shares Outstanding	20,275	18,334	19,779	18,231

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2001	December 30, 2000
	(Unaudited)
ASSETS
Current Assets
Cash	$5,277	$979
Receivables	50,553	48,953
Inventories	199,754	172,568
Deferred income taxes	10,347	13,023
Prepaid expenses and other current assets	6,790	8,770

TOTAL CURRENT ASSETS	272,721	244,293
Property and equipment, net	123,124	107,883
Goodwill, net of accumulated amortization of $33,225 and $31,020	151,247	152,951
Deferred income taxes	6,098	8,852
Other assets	60,104	56,951

TOTAL ASSETS	$613,294	$570,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$51,212	$47,575
Accrued interest	7,112	8,394
Other accrued expenses	18,538	19,830
Current portion of long-term debt	7,758	12,325
Current portion of capital lease obligations	812	1,703

TOTAL CURRENT LIABILITIES	85,432	89,827
Long-term debt, less current portion	232,280	337,913
Capital lease obligations, less current portion	923	1,060
Other noncurrent liabilities	33,935	27,633

TOTAL LIABILITIES	352,570	456,433

Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding 22,776,448 and 18,232,339 shares	228	182
Paid-in capital	294,267	154,536
Accumulated other comprehensive income	(1,916)	—
Accumulated deficit	(31,855)	(40,221)

TOTAL STOCKHOLDERS' EQUITY	260,724	114,497

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$613,294	$570,930

The accompanying notes are an integral part of these financial statements.

 Duane Reade Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 26 Weeks Ended
	June 30, 2001	June 24, 2000
Cash flows from operating activities:
Net income	$8,367	$6,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,425	6,745
Amortization of goodwill and other intangibles	6,589	6,072
Deferred tax provision	7,424	4,671
Extraordinary charge	1,491	—
Non-cash rent expense	2,556	2,417
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(1,705)	(1,489)
Inventories	(25,959)	(7,233)
Accounts payable	3,637	(2,421)
Prepaid and accrued expenses	(779)	(3,729)
Increase in other (assets) liabilities, net	(3,238)	(4,114)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,808	7,818

Cash flows from investing activities:
Lease acquisition and other costs	(1,042)	(464)
Capital expenditures	(21,428)	(12,764)

NET CASH USED IN INVESTING ACTIVITIES	(22,470)	(13,228)

Cash flows from financing activities:
Proceeds from equity offering	130,446	—
Net borrowings (repayments)—term loans	(97,700)	5,050
Net borrowings (repayments)—revolving credit facility	(12,500)	2,000
Exercise of stock options	1,742	582
Financing costs	—	(1,177)
Repayments of capital lease obligations	(1,028)	(935)

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,960	5,520

Net increase in cash	4,298	110
Cash at beginning of period	979	1,013

Cash at end of period	$5,277	$1,123

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

    The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations and financial position of Duane Reade Inc. (the "Company"), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the year ended December 30, 2000. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 30, 2000. The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. Cost of sales includes all store occupancy related costs and expenses, lease and sublease related income and warehouse expenses. Earnings per share amounts are calculated based on the weighted average shares outstanding and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

    The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors.

2.  Completed Follow-on Equity Offering

    On May 14, 2001, the Company filed a Form S-3 registration statement for a follow-on public equity offering (the "Offering") of 4,000,000 primary (the "Primary Shares") and 3,000,000 secondary shares of its common stock. The underwriting agreement for this offering also provided the underwriters with a 30-day option to purchase up to an additional 1,050,000 secondary shares ("Additional Secondary Shares" or inclusive with the 3,000,000 secondary shares, the "Secondary Shares") to cover over-allotments of shares. The net proceeds to the Company from the sale of the Primary Shares were to be used to repay a portion of amounts outstanding under the Company's credit agreement (the "Senior Credit Agreement"), as amended, from time to time, by and between Duane Reade (and its affiliates), Credit Suisse First Boston ("CSFB"), as syndication agent for the lenders thereunder and Fleet National Bank ("Fleet"), as administrative agent for the lenders thereunder. The Secondary Shares were to be sold by certain selling stockholders primarily affiliated with private equity funds managed by CSFB as well as certain management investors. The Offering was declared effective by the Securities and Exchange Commission on June 7, 2001 and was priced at $34.50 per share to the public with underwriting discounts and commissions of $1.66 per share that resulted in proceeds of $32.84 per share to the Company and the selling stockholders. The Offering was closed on June 13, 2001 and resulted in $130.4 million net proceeds to the Company after deducting various expenses related to the Offering. In addition, the Company received proceeds of $0.5 million related to the exercise of stock options related to a portion of the shares of selling stockholders sold as Secondary Shares in the Offering. All of the proceeds were used to repay outstanding indebtedness under the Senior Credit Agreement.

3.  Extraordinary Charge

    In connection with the completed Offering and related Senior Credit Agreement debt refinancing commitments, the Company recorded a $1.5 million extraordinary charge, net of an income tax benefit of $1.1 million, representing the accelerated amortization of deferred financing costs associated with the portion of outstanding term loans retired or to be refinanced as a result of the completed Offering and related debt refinancing commitments.

4.  Net Income per Common Share

    Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's stock options. Options to purchase 45,156 shares at June 30, 2001 and 226,843 shares at June 24, 2000 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

    The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000
Income before extraordinary charge	$7,238	$4,973	$9,858	$6,899
Extraordinary charge, net of income taxes	1,491	—	1,491	—

Net Income	$5,747	$4,973	$8,367	$6,899

Weighted average number of common shares outstanding during the period—basic	19,346	17,506	18,831	17,455
Potential dilutive shares	929	828	948	776

Weighted average number of shares outstanding—diluted	20,275	18,334	19,779	18,231

Per common share—basic
Income before extraordinary charge	$0.37	$0.28	$0.52	$0.40
Extraordinary charge, net of income taxes	0.08	—	0.08	—

Net income	$0.30	$0.28	$0.44	$0.40

Per common share—diluted
Income before extraordinary charge	$0.36	$0.27	$0.50	$0.38
Extraordinary charge, net of income taxes	0.07	—	0.08	—

Net income	$0.28	$0.27	$0.42	$0.38

5.  Income Taxes

    Income taxes are recorded based on the estimated effective tax rate expected to be applicable for the full fiscal year. The effective tax rate is greater than the statutory rate, primarily reflecting the impact of non-deductible goodwill and state taxes.

6.  Acquisitions

    During the first six months of fiscal 2001, the Company acquired certain assets of nine separate independently owned pharmacy establishments. The total cost of these acquisitions was $7.9 million, principally paid for by the issuance of common stock and was allocated as follows: identified intangibles ($5.5 million), inventory ($1.2 million), property and equipment ($1.2 million), goodwill ($0.5 million) and other assets ($0.3 million), net of accruals for expenses and liabilities assumed ($0.8 million). For the 13 weeks ended June 30, 2001, the Company acquired certain assets of four pharmacy establishments at a total cost of $2.2 million. The operations of the acquired stores have been included in the consolidated financial statements from the dates of the acquisitions. The pro forma impact of these acquisitions was not material to sales or results of operations of the Company for the thirteen or twenty-six week periods ended June 30, 2001.

7.  Newly Adopted Accounting Standards

    Financial Accounting Standards Board Pronouncement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," requires companies to disclose the nature and substance of derivative instrument transactions in which they may engage and to record in their financial statements the fair value of assets and liabilities and the gain or loss in comprehensive income which arises from these transactions. At June 30, 2001, the Company has reflected a tax-affected loss on an interest rate swap transaction of $1.9 million in the "Accumulated other comprehensive income" component of Shareholders' Equity.

    The Company maintains an interest rate risk management strategy that allows for the use of derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goals are (1) to manage interest rate sensitivity by modifying the maturity characteristics of certain of its debt instruments and (2) to lower (where possible) the cost of borrowed funds. Interest rate fluctuations create an unrealized appreciation or depreciation in the market value of the Company's fixed rate debt when compared to cost. The effect of this unrealized appreciation or depreciation in market value, however, will generally be offset by income or loss on derivative instruments that are linked to the debt. The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed rate borrowings been issued directly. As a result of applying the net proceeds of $130.4 million from the completed Offering to retirement of outstanding variable rate debt, after the effects of the interest rate swaps have been considered, all but $10.0 million of the remaining $160.0 million of Senior Credit Agreement outstanding term loans at June 30, 2001 were effectively hedged to fixed rates.

    The interest rates associated with borrowings under the Company's Senior Credit Agreement are primarily based on prevailing LIBOR rates plus an applicable margin as defined in the Company's Senior Credit Agreement. At June 30, 2001, all outstanding amounts under the Senior Credit Agreement consisted of term loan borrowings.

    Due to the volatile nature of short-term interest rates, the Senior Credit Agreement allows for some latitude with respect to the Company's ability to engage in transactions aimed at minimizing a portion of the risk associated with the fluctuation in short-term interest rates. In November 1998, the Company entered into an interest rate protection agreement, which capped the LIBOR rate on $65.0 million of floating rate term debt at 6.50%. Following the expiration of this agreement in November 2000, the Company purchased a two-year interest rate swap agreement with a notional amount of $150.0 million of floating rate term loan borrowings. This swap agreement, which became effective on January 12, 2001, effectively served to convert this floating rate component of the Company's debt structure to a fixed rate of 5.8075% plus the applicable margins as defined in the Senior Credit Agreement. It is likely that the Company will continue to engage in transactions involving swaps, hedges and other types of derivative instruments in a continuing effort to moderate and minimize the effects of upward changes in short-term interest rates.

8.  Credit Facility

    We have entered into the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement resulted in a refinancing of our outstanding Term B and Term C loans into a new Term B loan with reduced LIBOR margins and an extended maturity date. The Fourth Amended and Restated Credit Agreement was made possible as a result of the completed Offering and related improvement in the Company's leverage ratios. As of June 30, 2001, the outstanding balances of the Term A, Term B and Term C loans were $20.0 million, $60.0 million, and $80.0 million, respectively. The LIBOR margin on the new Term B loan was reduced to 2.50% from 3.00% on the Term B and Term C loans in effect prior to the refinancing. Additionally, the Fourth Amended and Restated Credit Agreement provides for an increase in permitted revolver borrowings from $60.0 to $100.0 million of which $80.0 million was actually made available as of the date of the refinancing. Annual permitted capital expenditures were increased from $30.0 to $50.0 million and certain restrictive covenants were modified to provide the Company with additional financial flexibility.

9.  Subsequent Events

    On July 27, the Company filed an S-4 registration statement to issue up to an additional 1,000,000 shares of common stock in connection with potential acquisitions of drug stores and related assets of small chain and independent pharmacies.

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

Results of Operations

    The following sets forth the results of operations as a percentage of sales for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7	75.2	75.9	75.5

Gross profit	24.3	24.8	24.1	24.5
Selling, general and administrative expenses	14.8	15.1	15.6	15.7
Depreciation & amortization	2.3	2.5	2.3	2.5
Store pre-opening expense	0.1	0.2	0.2	0.2

Operating income	7.1	7.0	6.0	6.1
Interest expense, net	2.8	3.6	2.9	3.6

Income before income taxes	4.3	3.4	3.1	2.5
Income taxes	1.8	1.4	1.3	1.0

Income before extraordinary charge	2.5	2.0	1.8	1.5
Extraordinary charge, net of income taxes	0.5	—	0.3	—

Net income	2.0%	2.0%	1.5%	1.5%

Thirteen Weeks Ended June 30, 2001 versus Thirteen Weeks Ended June 24, 2000

    Net sales were $292.3 million in the second quarter of 2001, an increase of 20.0% over net sales of $243.5 million for the second quarter of 2000. Pharmacy sales increased 32.5% and represented 38.6% of total sales, while front-end sales increased 13.3% and represented 61.4% of total sales. For the second quarter of 2001, third-party reimbursed pharmacy sales represented 86.6% of total pharmacy sales, as compared to 84.5% in the second quarter of 2000. The increase in total sales over last year was attributable to increased comparable store sales of 8.6%, including increases in pharmacy and front-end same store sales of 19.1% and 3.0%, respectively, combined with the full quarterly impact of seven stores opened during the second quarter of 2000 and sales from 27 net new stores opened since the second quarter of 2000. We opened seven stores during the second quarter of 2001, compared to seven store openings during the second quarter of 2000. At June 30, 2001, we operated 187 stores, versus 160 at June 24, 2000.

    Cost of sales as a percentage of net sales increased to 75.7% for the second quarter of 2001 from 75.2% for the second quarter of 2000, resulting in a decrease in gross profit margin to 24.3% for the second quarter of 2001 from 24.8% for the second quarter of 2000. This decrease was primarily attributable to an increased proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales, along with the impact of a record allergy season experienced in the second quarter of 2001, that resulted in greater sales of lower-margin branded allergy prescriptions.

    Selling, general and administrative expenses were $43.4 million, or 14.8% of net sales, and $36.8 million, or 15.1% of net sales in the second quarters of 2001 and 2000, respectively. The decrease in these expenses as a percentage of sales reflected the leveraging of expenses against maturing and new store sales growth that more than compensated for increased promotional expenses in support of the store expansion initiative.

    Depreciation and amortization of intangibles in the second quarters of 2001 and 2000 were $6.6 million and $6.1 million, respectively. This increase resulted primarily from increases in the amortization of pharmacy customer lists and lease acquisition costs for pharmacy acquisitions completed since the second quarter of 2000, combined with incremental depreciation expenses related to capital expenditures in 2000 and 2001.

    We incurred store pre-opening expenses of $0.4 million during the second quarters of 2001 and 2000 related to the opening of seven stores in each period.

    Net interest expense decreased 8.2% to $8.1 million in the second quarter of 2001 from $8.8 million in the second quarter of 2000. This decrease was primarily attributable to the late second quarter repayment of $130.4 million of senior debt from the proceeds from sales of Primary Shares in the Offering, which is more fully described in the section entitled "Liquidity and Capital Resources," beginning on page 13. In addition, interest expense benefited from a decrease in short-term interest rates that favorably affected the interest rates on our floating rate term and revolving loans.

    Our income before income taxes in the second quarter of 2001 increased 52.7% to $12.7 million from $8.3 million in the second quarter of 2000, reflecting increased sales and related gross profit dollars and reduced interest costs, partially offset by increases in selling, general and administrative expenses.

    In the second quarter of 2001, we recorded an income tax provision of $5.5 million, reflecting an estimated annual effective tax rate of 43.0%. The current year's estimated effective rate includes the anticipated benefits of certain employment-related tax credits. In the comparable period last year, the income tax provision of $3.3 million reflected an estimated effective tax rate of 40.2%.

    During the second quarter of 2001, we recorded an extraordinary charge, net of a 43.0% income tax benefit, of $1.5 million, reflecting the accelerated amortization of deferred financing costs related to

(a) the portion of our Senior Credit Agreement which was repaid with the proceeds of the Primary Shares under the Offering, and (b) the remaining portion of our Term B and Term C loans that were refinanced as a result of the completion of the Fourth Amended and Restated Credit Agreement.

    Our net income was $5.7 million in the second quarter of 2001, compared to $5.0 million in the second quarter of 2000, reflecting a $4.4 million improvement in pre-tax income, partially offset by the incremental tax provision of $2.2 million and the extraordinary charge of $1.5 million described above.

Twenty-Six Weeks Ended June 30, 2001 versus Twenty-Six Weeks Ended June 24, 2000

    Net sales were $564.0 million in the first six months of 2001, an increase of 20.1% over net sales of $469.8 million for the first six months of 2000. Pharmacy sales increased 31.3% and represented 38.1% of total sales, while front-end sales increased 14.1% and represented 61.9% of total sales. For the first six months of 2001, third-party reimbursed pharmacy sales represented 86.3% of total pharmacy sales, as compared to 84.1% in the first six months of 2000. The increase in total sales over last year was attributable to increased comparable store sales of 8.6%, including increases in pharmacy and front-end same store sales of 18.1% and 3.5%, respectively, combined with the impact of sales from 27 net new stores opened since the second quarter of 2000. We opened fifteen stores during the first six months of 2001, compared to eleven store openings during the first six months of 2000.

    Cost of sales as a percentage of net sales increased to 75.9% for the first six months of 2001 from 75.5% for the first six months of 2000, resulting in a decrease in gross profit margin to 24.1% for the first six months of 2001 from 24.5% for the first six months of 2000. This decrease was primarily attributable to an increased proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales, along with the impact of reduced demand for higher-margin flu-related remedies as well as increased sales of lower-margin branded allergy prescriptions.

    Selling, general and administrative expenses were $87.9 million, or 15.6% of net sales, and $73.5 million, or 15.7% of net sales in the first six months of 2001 and 2000, respectively. The decrease in these expenses as a percentage of sales reflected the leveraging of expenses against maturing and new store sales growth that more than compensated for increased promotional expenses in support of the store expansion initiative.

    Depreciation and amortization of intangibles in the first six months of 2001 and 2000 were $13.1 million and $12.0 million, respectively. This increase resulted primarily from increases in the amortization of pharmacy customer lists and lease acquisition costs for pharmacy acquisitions completed since the second quarter of 2000, combined with incremental depreciation expenses related to capital expenditures in 2000 and 2001.

    We incurred store pre-opening expenses of $0.9 million during the first six months of 2001 related to the opening of fifteen stores. Pre-opening costs of $0.8 million were incurred during the first six months of 2000 for the opening of eleven stores

    Net interest expense decreased 1.8% to $16.7 million in the first six months of 2001 from $17.0 million in the first six months of 2000. This decrease was primarily attributable to the late second quarter repayment of $130.4 million of senior debt from the proceeds from sales of Primary Shares in the Offering, which is more fully described in the section entitled "Liquidity and Capital Resources." In addition, interest expense benefited from a decrease in short-term interest rates that favorably affected the interest rates on our floating rate term and revolving loans under the Senior Credit Agreement.

    Our income before income taxes in the first six months of 2001 increased 47.1% to $17.3 million from $11.8 million in the first six months of 2000, reflecting increased sales and related gross profit dollars and reduced interest costs, partially offset by increases in selling, general and administrative expenses.

    In the first six months of 2001, we recorded an income tax provision of $7.4 million, reflecting an estimated annual effective tax rate of 43.0%. The current year's estimated effective rate includes the anticipated benefits of certain employment-related tax credits. In the comparable period last year, the income tax provision of $4.9 million reflected an estimated effective tax rate of 41.3%.

    During the first six months of 2001, we recorded an extraordinary charge, net of a 43.0% income tax benefit, of $1.5 million, reflecting the accelerated amortization of deferred financing costs related to (a) the portion of our Senior Credit Agreement which was repaid with the proceeds of the Primary Shares under the Offering, and (b) the remaining portion of our Term B and Term C loans that were refinanced as a result of the completion of the Fourth Amended and Restated Credit Agreement.

    Our net income was $8.4 million in the first six months of 2001, compared to $6.9 million in the first six months of 2000, reflecting a $5.5 million improvement in pre-tax income, partially offset by the incremental tax provision of $2.5 million and the extraordinary charge of $1.5 million described above.

Liquidity and Capital Resources

    On June 13, 2001, we completed a follow-on public offering (the "Offering") of common stock. A total of 8,050,000 shares, including 4,000,000 primary (the "Primary Shares") and 4,050,000 secondary shares (the "Secondary Shares") were sold at a net price, after underwriting discounts and commissions, of $32.84 per share. Sales of the Primary Shares resulted in net proceeds of $130.4 million, after underwriting discounts, commissions and expenses connected with the Offering. The Secondary Shares were composed of 3,740,000 shares owned by private equity funds managed by Credit Suisse First Boston Corporation, 228,000 shares representing options exercised by members of our management team and 82,000 shares owned by the same individuals. The exercise of options by selling stockholders generated additional proceeds to the Company of $0.5 million. The combined proceeds of this transaction were used to reduce the outstanding balances of the term and revolving loans under the Senior Credit Agreement by $91.5 million and $39.4 million respectively.

    Working capital was $187.3 million as of June 30, 2001 and $154.5 million as of December 30, 2000. The increase was primarily due to increases in inventory related to the opening of fifteen additional stores during the first six months of 2001, as well as seasonal, forward buy and owned pharmacy inventory purchases, combined with a reduction in the current portion of outstanding term loans payable under the Senior Credit Agreement resulting from the Offering and increased cash balances generated after the repayment of all amounts outstanding under the revolving credit facility under the Senior Credit Agreement. This was partially offset by a reduction in the current portion of the deferred tax asset related to the current year's tax provision and an increase in accounts payable related to the additional inventory purchased during the period.

    For the first six months of 2001, net cash provided by operating activities was $5.8 million, as compared to net cash provided by operating activities of $7.8 million in the first six months of 2000. The decrease was due to the higher investment in working capital described above.

    For the 26 weeks ended June 30, 2001, our EBITDA (earnings before interest, taxes, depreciation, amortization and deferred rent charges) increased by 14.9% to $49.6 million, or 8.8% of sales, compared to $43.2 million, or 9.2% of sales, in the first six months of 2000.

    Net cash used in investing activities was $22.5 million during the first six months of 2001, compared to $13.2 million during the first six months of 2000. In the first six months of 2001, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $21.4 million, while lease acquisition costs accounted for $1.1 million of cash used in investing activities. In the first six months of 2000, $12.8 million was spent on capital expenditures and $0.4 million on lease acquisition costs.

    Net cash provided by financing activities was $21.0 million for the first six months of 2001, compared to $5.5 million for the first six months of 2000. The increase reflects the higher level of capital expenditures and increase in working capital investment over the prior year.

    Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 55 to 65 stores through year-end 2002, including the fifteen stores opened during the first six months of 2001. We expect to spend approximately $35.0 million in 2001 on capital expenditures, primarily for new, renovated and replacement stores and an additional $6.0 million for lease and pharmacy file acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease our store locations.

    We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving and term loan borrowings under our Senior Credit Agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of our debt agreement. As of June 30, 2001, we had no borrowings under the revolving portion of our Senior Credit Agreement and had $54.2 million of remaining availability. Our ability to meet our debt service obligations and reduce our total debt will be dependent upon our future performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient to repay our indebtedness in the future. Substantially all of our future revolving and outstanding term loan borrowings under our Senior Credit Agreement bear interest at floating rates. There was approximately $160.0 million of floating rate debt outstanding on June 30, 2001. Therefore, our financial condition will be affected by changes in prevailing interest rates. On December 20, 2000, we entered into a two-year interest rate swap in the notional amount of $150.0 million. This swap had an effective date of January 12, 2001, and represented a hedging transaction whereby we would receive interest at a floating rate and pay interest at a fixed LIBOR rate. The effect of this swap is to fix our interest obligations on $150.0 million of floating rate debt for two years at a LIBOR rate of 5.8075% plus the applicable margins as defined in the Senior Credit Agreement. See "—Market Risk."

    The Senior Credit Agreement and the indenture relating to our senior subordinated notes contain various covenants that limit or restrict, among other things, subject to specified exceptions, our ability to make capital expenditures, incur indebtedness, permit liens on our property, enter into transactions with affiliates, make restricted payments, investments or acquisitions, enter into mergers, consolidations or dissolutions, conduct assets sales, pay dividends or distributions and enter into other specified transactions and business activities. Financial performance covenants included in our Senior Credit Agreement include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage requirements. At June 30, 2001, we were in compliance with all financial performance covenants.

Tax Benefits from Net Operating Losses

    At December 30, 2000, we had net operating loss carryforwards, or NOLs, of approximately $23.0 million, which are due to expire in the years 2007 through 2018. These NOLs may be used to offset future taxable income through 2018 and thereby reduce or eliminate our federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, imposes significant limitations on the utilization of NOLs in the event of an "ownership change," as defined in Section 382 of the Code. This Section 382 limitation is an annual limitation on the amount of pre-ownership change NOLs that a corporation may use to offset its post-ownership change income. The Section 382 limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders, including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock, exceeds 50 percentage points over a three-year testing period. Our recapitalization in 1997 caused us to experience an ownership change. As a result, we are currently subject to an annual Section 382 limitation of approximately $8.5 million in 2001 and approximately $5.1 million from 2002 to 2007 on the amount of NOLs generated prior to the recapitalization that we may use to offset future taxable income. At December 30, 2000, all of the existing NOLs were subject to this limitation. We cannot assure you that we will be able to use any NOLs to offset future taxable income or that the NOLs will not become subject to limitation due to future ownership changes. Based on our recent and projected performance, however, management believes that it is more likely than not that the full value of the NOLs will be realized.

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

Recently Issued Accounting Pronouncements

    FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that derivative instruments such as interest rate swaps be recorded as assets and liabilities at fair value and provides guidance for recognition of changes in fair value depending on the reason for holding the derivative. As discussed in "Newly Adopted Accounting Standards" on page 8, we adopted Statement No. 133 during the first quarter of 2001, but this action did not have a material impact on our consolidated financial statements.

Market Risk

    Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under our Senior Credit Agreement was approximately $160.0 million at June 30, 2001. During 1998, in connection with Senior Credit Agreement requirements, we entered into an interest rate protection agreement, which capped the LIBOR rate at 6.5% on $65.0 million of our floating rate debt. This agreement expired in November 2000. On December 20, 2000, we purchased a two-year interest rate swap in the notional amount of $150.0 million. This swap had an effective date of January 12, 2001, and represented a hedging transaction to effectively convert $150.0 million of floating rate debt to a fixed rate. This fixed rate is equivalent to a LIBOR rate of 5.8075% plus the applicable margins described in our Senior Credit Agreement. At June 30, 2001, the 90-day LIBOR rate in effect on the $10.0 million balance of the floating rate term debt was 4.8125%. A 0.50% change in interest rates applied to the $10.0 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.1 million. We also have $80.0 million of senior subordinated notes outstanding at June 30, 2001, which bear interest payable semi-annually at a fixed rate of 9.25%, and are therefore not subject to risk from interest rate fluctuations.

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

    In addition, we are currently party to arbitration proceedings arising out of disputes over the Rock Bottom acquisition. In this arbitration, RB Holdings Corporation (formerly known as Rock Bottom Stores, Inc.) claims that it is owed approximately $1.2 million for rent and other proration payments allegedly made by RB Holdings prior to the closing. We have not disputed this claim, but we have filed counterclaims against RB Holdings seeking to recover several million dollars based on an assertion of several breaches by RB Holdings of the asset purchase agreement for the acquisition and tortious interference with a business relationship by RB Holdings. In RB Holdings' reply to our counterclaims, RB Holdings has asserted that it is entitled to recover unspecified amounts from us in connection with certain trade payables owed to our vendors. This matter is subject to the jurisdiction of an impartial arbitrator. The parties to the arbitration have both disputed the preliminary findings of the arbitrator and as of the date of this filing, no final resolution has yet been determined. Final resolution of the matter is expected in the near future. We believe that the ultimate outcome of this action will not have a material adverse effect on our financial position or results of operations.

    Also in connection with the Rock Bottom acquisition, we were awarded a purchase price adjustment of approximately $2.15 million with respect to an inventory shortfall at the closing.

  ITEM 2. Changes in Securities and Use of Proceeds

    Not applicable

  ITEM 3. Defaults Upon Senior Securities

    Not applicable

  ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of stockholders was held on May 14, 2001. At the meeting, the shareholders re-elected the Board of Directors slate of nominees (Nicole S. Arnaboldi, Anthony J. Cuti, David L. Jaffe, David W. Johnson, Carl M. Pradelli, Kevin Roberg and William Simon) to serve as members of the Board of Directors through the 2002 meeting. All of the members had served on the Board since the last shareholder's meeting except Mr. Simon. Mr. Simon was first appointed to the Board of Directors on February 13, 2001. In addition, the shareholders approved the proposal to increase by 1,000,000 the number of shares available for issuance under the Company's 1997 Equity Participation Plan.

  ITEM 5. Other Information

    Not applicable

  ITEM 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii)	Form of Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1(i) to the Common Stock S-1).
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) to the Notes S-1).
3.3	Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 to the Notes S-1)
3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 26, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 to the Notes S-1)
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3	Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7	Employment Letter Agreement, dated as of February 12, 1997, between the Company and William Tennant (incorporated by reference to Exhibit 10.7 to the Common Stock S-1).

10.8	Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.9	Agreement, dated July 16, 1992, as amended, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.9 to the Common Stock S-1).
10.10	Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).
10.11	Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.12	Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.13	Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.14	Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company' 1998 Annual Report on Form 10-K).
10.15	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.16	Promissory Note, dated as of June 7, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.19 to the 1999 10-K).
10.17	Promissory Note, dated as of December 30, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.20 to the 1999 10-K).
10.18	Third Amended and Restated Credit Agreement, dated as of March 17, 2000, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, DLJ Capital Funding, Inc., as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.21 to the 1999 10-K).
10.19	Amendment Agreement to Credit Agreement, dated as of March 17, 2000 among Duane Reade, Duane Reade Inc., DRI I Inc., Various Financial Institutions as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, Fleet National Bank as Administrative Agent and Credit Lyonnais New York Branch as Documentation Agent (incorporated by reference to Exhibit 10.22 to the 1999 10-K).
10.20	First Amendment to Employment Agreement, dated March 13, 2000, between the Company and Anthony J. Cuti. (incorporated by reference to Exhibit 10.23 to the 1999 10-K).

10.21	Agreement, dated April 1, 1999, between Duane Reade and Local 340A/340B, New York (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 23, 2000).
10.22	First Amendment to the Third Amended and Restated Credit Agreement, dated as of September 5, 2000, by and among Duane Reade, each designated Guarantor, Duane Reade Inc., DRI I, Inc., DLJ Capital Funding, Inc. as Syndication Agent and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended September 23, 2000).
10.23	Second Amendment to the Third Amended and Restated Credit Agreement, dated as of October 31, 2000, among Duane Reade, Duane Reade Inc., DRI I, Inc., Various Financial Institutions as Lenders, DLJ Capital Funding, Inc. as Syndication Agent, Fleet National Bank as Administrative Agent and Credit Lyonnais New York Branch as Documentation Agent (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended September 23, 2000).
10.24	Promissory Note, dated as of January 10, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.24 to the 2000 10-K).
10.25	Second Amendment to Employment Agreement, dated May 1, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001).
10.26	Second Amendment to Employment Agreement, as amended, dated May 21, 2001, between the Company, Credit Suisse First Boston Ltd. and Anthony J. Cuti (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
10.27	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
10.28*	Employment Letter, dated June 14, 2001, between the Company and Bruce E. Schwallie.
10.29*	Fourth Amended and Restated Credit Agreement, dated as of July 10, 2001, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).

*
Filed herewith
(b)
Reports on Form 8-K:

    The Company filed a report on Form 8-K, dated July 27, 2001, related to the issuance of the Company's press release detailing the second quarter and six-month cumulative financial performance.

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

Dated: August 14, 2001

DUANE READE, INC. (Registrant)
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 14, 2001

Signatures	Titles
/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001

DRI INC.
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 14, 2001 by:

Signatures	Titles
/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001

DUANE READE
By: DRI I Inc., a general partner	By: Duane Reade Inc., a general partner
/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 14, 2001 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

Signatures	Titles
/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001

DUANE READE REALTY, INC.
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 14, 2001 by:

Signatures	Titles
/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001

DUANE READE INTERNATIONAL, INC.
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 14, 2001 by:

Signatures	Titles
/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

Duane Reade Inc. Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
Duane Reade Inc. Consolidated Balance Sheets (In thousands, except share amounts)
Duane Reade Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
Duane Reade Inc. Notes to Consolidated Financial Statements
OTHER INFORMATION
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES