Form 10-Q
period 2002-06-29
DUANE READE INC; DUANE READE REALTY INC; DUANE READE INTERNATIONAL INC; DUANE READE; DRI I INC
filed 2002-08-13
CIK 895364, 1095723, 1095722, 895366, 1052796

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 29, 2002.	Commission file number 333-41239

DUANE READE INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3164702 (IRS Employer ID Number)
DRI I Inc.* Duane Reade* Duane Reade International, Inc* Duane Reade Realty, Inc *	Delaware New York Delaware Delaware	04-3166107 11-2731721 22-3672347 13-4074383
*
Guarantors with respect to the Company's 2.1478% Senior Convertible Notes due 2022 and the Company's 91/4% Senior Subordinated Notes due 2008

440 Ninth Avenue New York, New York (Address of principal executive offices)	10001 (Zip Code)

(212) 273-5700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange. Inc.

Securities registered pursuant to Section 12 (g) of the Act:
None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        The number of shares of the Common Stock outstanding as of August 12, 2002: 23,947,742

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duane Reade Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$324,754	$292,289	$630,558	$564,028
Cost of sales	256,268	221,184	492,622	428,155

Gross profit	68,486	71,105	137,936	135,873

Selling, general & administrative expenses	48,480	43,351	96,158	87,897
Insurance recovery	(9,378)	—	(9,378)	—
Depreciation and amortization	6,759	6,585	13,503	13,059
Store pre-opening expenses	827	404	1,343	899

	46,688	50,340	101,626	101,855

Operating income	21,798	20,765	36,310	34,018
Interest expense, net	4,990	8,071	10,671	16,735

Income before income taxes	16,808	12,694	25,639	17,283
Income taxes	6,745	5,456	10,314	7,425

Income before extraordinary charge and cumulative effect of accounting change	10,063	7,238	15,325	9,858
Extraordinary charge, net of income taxes	7,733	1,491	7,733	1,491
Cumulative effect of accounting change, net of income taxes	—	—	9,262	—

Net income (loss)	$2,330	$5,747	$(1,670)	$8,367

Per Common Share—Basic
Income before extraordinary charge and cumulative effect of accounting change	$0.42	$0.37	$0.65	$0.52
Extraordinary charge, net of income taxes	0.32	0.08	0.33	0.08
Cumulative effect of accounting change, net of income taxes	—	—	0.39	—

Net income (loss)	$0.10	$0.30	$(0.07)	$0.44

Weighted Average Common Shares Outstanding	23,875	19,346	23,751	18,831

Per Common Share—Diluted
Income before extraordinary charge and cumulative effect of accounting change	$0.41	$0.36	$0.63	$0.50
Extraordinary charge, net of income taxes	0.31	0.07	0.32	0.08
Cumulative effect of accounting change, net of income taxes	—	—	0.38	—

Net income (loss)	$0.09	$0.28	$(0.07)	$0.42

Weighted Average Common Shares Outstanding	24,634	20,275	24,454	19,779

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 29, 2002	December 29, 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$57,097	$4,972
Receivables	58,713	57,085
Inventories	207,876	220,707
Deferred income taxes	13,158	14,295
Prepaid expenses and other current assets	11,531	19,412

TOTAL CURRENT ASSETS	348,375	316,471
Property and equipment, net	155,735	135,835
Goodwill, net of accumulated amortization of $35,323	160,106	158,395
Deferred income taxes	987	1,082
Other assets	86,724	67,202

TOTAL ASSETS	$751,927	$678,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$52,273	$69,088
Accrued interest	1,706	5,599
Other accrued expenses	23,492	19,097
Current portion of long-term debt	5,666	7,758
Current portion of capital lease obligations	593	820

TOTAL CURRENT LIABILITIES	83,730	102,362
Long-term debt, less current portion	317,249	238,401
Capital lease obligations, less current portion	1,728	176
Other noncurrent liabilities	37,732	42,839

TOTAL LIABILITIES	440,439	383,778

Commitments and Contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding 23,947,742 and 23,423,422 shares	239	234
Paid-in capital	328,410	314,060
Accumulated other comprehensive income	—	(3,596)
Accumulated deficit	(17,161)	(15,491)

TOTAL STOCKHOLDERS' EQUITY	311,488	295,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$751,927	$678,985

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 26 Weeks Ended
	June 29, 2002	June 30, 2001
Cash flows provided by operating activities:
Net (loss) income	$(1,670)	$8,367
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,255	7,425
Amortization of goodwill and other intangibles	5,068	6,589
Deferred tax provision	10,600	7,424
Extraordinary charge, net of tax	(2,759)	1,491
Cumulative effect of accounting change, net of tax	9,262
Non-cash rent expense	5,883	2,556
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(1,628)	(1,705)
Inventories	(1,432)	(25,959)
Accounts payable	(16,926)	3,637
Prepaid and accrued expenses	1,877	(779)
Other assets and liabilities, net	(3,851)	(3,238)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,679	5,808

Cash flows used in investing activities:
Capital expenditures	(25,259)	(21,428)
Lease, customer file and other acquisition costs	(5,357)	(1,042)

NET CASH USED IN INVESTING ACTIVITIES	(30,616)	(22,470)

Cash flows from financing activities:
Proceeds from convertible note offering	218,501	—
Proceeds from equity offering	—	130,446
Repayment of term loans	(53,366)	(97,700)
Net repayment of revolving credit facility	(10,000)	(12,500)
Repayment of senior subordinated notes	(78,379)	—
Exercise of stock options	1,157	1,742
Financing costs	(8,000)	—
Repayments of capital lease obligations	(851)	(1,028)

NET CASH PROVIDED BY FINANCING ACTIVITIES	69,062	20,960

Net increase in cash	52,125	4,298
Cash at beginning of period	4,972	979

Cash at end of period	$57,097	$5,277

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the "Company"), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the year ended December 29, 2001, except as disclosed herein. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2001. The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

        The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors.

2.    World Trade Center Disaster and Related Business Interruption and Property Losses

        On September 11, 2001, as a result of the terrorist attack on the World Trade Center in lower Manhattan, the Company lost all of its inventory and other property and equipment in its World Trade Center location and lost a portion of its inventory and other property in several other locations. The Company also experienced substantial business disruption resulting from the permanent loss of two stores and temporary closings of 20 additional stores during the period immediately following the attack. The Company believes that it is fully insured for its property and business interruption losses in connection with this event, as well as the extra costs to return temporarily closed stores to normal operations. The Company has collected its property loss claim and a partial payment of $9.9 million toward its business interruption and extra expenses claim and remains actively engaged in discussions with its insurance carrier's adjusters and auditors regarding additional payments to be received toward final settlement of its business interruption claim. Additional insurance recoveries for the business interruption portion of the Company's insurance claim, which could be material, will be recognized when collection of such recoveries is assured.

3.    Accounting Change

        As of December 30, 2001, the Company adopted a change in accounting method to convert from the retail dollar first-in, first-out ("FIFO") method to a specific cost based last-in, first-out ("LIFO") method. Adoption of the specific cost LIFO method will more accurately value inventory by eliminating the averaging inherent in the retail method. In addition, the specific cost LIFO method will reflect the effect of inflation in the company's gross margin. The effect of changing from the retail method to the specific cost method was a reduction in inventory of $16.0 million and a cumulative effect of an accounting change as of December 30, 2001 of approximately $9.3 million, net of an income tax benefit of $6.7 million ($0.39 per basic common share and $0.38 per diluted common share, respectively). The cumulative effect of changing from FIFO to LIFO on periods prior to December 30, 2001 can not be determined. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable.

4.    Inventory

        At June 29, 2002, inventories would have been greater by $0.8 million if they had been valued on a lower of first-in, first-out cost or market basis.

5.    Completed Convertible Notes Offering and Tender Offer

        On April 16, 2002, the Company completed an offering (the "Offering") of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the "Convertible Notes"). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. After deducting commissions and expenses related to the offering, net proceeds of $210.5 million were realized by the Company. A portion of the proceeds was used to repay an aggregate of approximately $50.1 million in principal amount of Term A loans and Term B loans and $41.5 million in principal amount of revolving loans (which revolving loans may be reborrowed) under our Senior Credit Agreement. In addition, the Company terminated an interest rate swap agreement, which was set to expire in January 2003, at a cost of approximately $3.9 million. The Company anticipates that the balance of the proceeds will primarily be used for future debt reductions.

        Holders of the Convertible Notes may convert each $1,000 in principal amount of their convertible notes into 14.1265 shares of our common stock, subject to adjustment, only if (1) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, we have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock in an amount as described in the indenture.

        Holders of the Convertible Notes may require us to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if the Company experiences a change in control, each holder may require it to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase.

        The Company may redeem for cash all or a portion of the convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

        On June 3, 2002, the Company completed a tender offer and consent solicitation (the "Tender Offer") to purchase all of its $80 million of outstanding principal amount of 9 1/4% Senior Notes due 2008 (the "Senior Notes"). The Tender Offer was priced at $1,083.50 per each $1,000 principal amount of Senior Notes tendered to the Company on or before the consent deadline of May 20, 2002 (the "consent deadline"), and $1,063.50 per each $1,000 principal amount of Senior Notes tendered to the Company after the consent deadline but before the May 31, 2002 expiration date, plus accrued and unpaid interest on the principal amount thereof through the payment date. Of the total $80 million Senior Notes outstanding, $78.2 million were tendered on or before the consent deadline and an additional $0.2 million were tendered thereafter. On June 3, 2002, the Company paid a total of $87.1 million from the balance of the proceeds of the Offering in satisfying the Tender Offer. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million).

6.    Extraordinary Charge

        Upon successful completion of the Offering and Tender Offer, the Company repaid an aggregate of approximately $50.1 million in principal amount of Term A loans and Term B loans outstanding under the Senior Credit Agreement and $78.4 million of the $80 million aggregate principal amount of outstanding Senior Notes. In connection with these repayments, the Company recorded a $1.2 million extraordinary charge, net of an income tax benefit of $0.9 million, representing the accelerated amortization of deferred financing costs associated with the portion of outstanding term loans and 9 1/4% Senior Subordinated Notes retired. In addition, the Company recorded a $4.2 million extraordinary charge, net of an income tax benefit of $2.9 million, representing the consent premium paid to the holders of the Senior Notes tendered for retirement and certain related expenses. Finally, the Company recorded a $2.3 million extraordinary charge, net of an income tax benefit of $1.6 million, representing the cost to terminate the interest rate swap agreement that was tied to interest expenses on Term A loans, Term B loans and revolving loans that were repaid with the proceeds of the Offering.

7.    Net Income per Common Share

        Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's "in-the-money" stock options. Of the options to purchase 2,665,419 and 2,004,160 shares of common stock outstanding at June 29, 2002 and June 30, 2001, respectively, options to purchase 55,156 shares at June 29, 2002 and 45,156 shares at June 30, 2001 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and the impact of these shares would have been anti-dilutive.

        The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Income before extraordinary charge and cumulative effect of accounting change	$10,063	$7,238	$15,325	$9,858
Extraordinary charge, net of income taxes	7,733	1,491	7,733	1,491
Cumulative effect of accounting change, net of income taxes	—	—	9,262	—

Net income (loss)	$2,330	$5,747	$(1,670)	$8,367

Weighted average number of common shares outstanding during the period — basic	23,875	19,346	23,751	18,831
Potential dilutive shares	759	929	703	948

Weighted average number of shares outstanding—diluted	24,634	20,275	24,454	19,779

Per common share—basic
Income before extraordinary charge and cumulative effect of accounting change	$0.42	$0.37	$0.65	$0.52
Extraordinary charge, net of income taxes	0.32	0.08	0.33	0.08
Cumulative effect of accounting change, net of income taxes	—	—	0.39	—

Net income (loss)	$0.10	$0.30	$(0.07)	$0.44

Per common share—diluted
Income before extraordinary charge and cumulative effect of accounting change	$0.41	$0.36	$0.63	$0.50
Extraordinary charge, net of income taxes	0.31	0.07	0.32	0.08
Cumulative effect of accounting change, net of income taxes	—	—	0.38	—

Net income (loss)	$0.09	$0.28	$(0.07)	$0.42

8.    Income Taxes

        Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these wage-related income tax credits.

9.    Acquisitions

        During the first six months of fiscal 2002, the Company acquired the customer files of six pharmacies and the operations, including certain lease-related assets, of seven pharmacy establishments. The total cost of these acquisitions, which was principally paid for by the issuance of common stock, was $17.3 million and was allocated as follows: identified intangibles ($12.5 million), inventory ($1.7 million), property and equipment ($1.7 million), goodwill ($1.7 million) and other assets ($0.1 million), net of accruals for expenses and liabilities assumed ($0.4 million). For the 13 weeks ended June 29, 2002, the Company acquired the operations, including certain lease-related assets, of four pharmacy establishments at a total cost of $4.7 million. The operations of the acquired stores have been included in the consolidated financial statements from the dates of the acquisitions. The pro forma impact of these acquisitions was not material to sales, results of operations or earnings per share of the Company for the thirteen or twenty-six week periods ended June 29, 2002.

10.  Newly Adopted Accounting Standards

        During the third quarter of 2001, the Company adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142) "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, for acquisitions completed after June 30, 2001 (See Note No. 7 "Acquisitions"). This adoption did not have a material impact on the Company's results of operations, financial position or cash flows. During the first quarter ended March 30, 2002, the Company adopted these same standards for goodwill related to acquisitions completed prior to July 1, 2001. For the thirteen and twenty-six weeks ended June 29, 2002, the Company's goodwill amortization expense was reduced by $1.1 million and $2.2 million, respectively, as a result of the adoption of these standards. Had these standards been adopted prior to the 2001 fiscal year, the Company's net income for the thirteen and twenty-six weeks ended June 30, 2001 would have been approximately $6.4 million and $9.7 million, respectively. In addition, for the thirteen and twenty-six weeks ending June 30, 2001, the Company's earnings per basic share outstanding would have been $0.33 and $0.52, respectively, and the Company's earnings per diluted share outstanding would have been $0.32 and $0.49, respectively. At June 29, 2002, included within the "other assets" category on the Company's balance sheet, were intangible assets totaling $72.3 million, net of accumulated amortization of $48.0 million. The $72.3 million is primarily composed of costs related to the acquisition of store leases ($34.6 million) and pharmacy customer files ($21.8 million), deferred financing costs ($9.3 million) and all other net intangible assets totaling $6.6 million. Lease acquisition costs are generally amortized over the remaining lease life, pharmacy file acquisition costs are amortized over seven years, and deferred financing costs are amortized over the life of the financing agreement. Based on the net intangible asset values at June 29, 2002, the Company anticipates that it will incur expenses related to the amortization of intangible assets of $6.1 million for the balance of the 2002 fiscal year. For the 2003 through 2006 fiscal years, the Company expects to incur annual expenses related to the amortization of intangible assets of $11.0 million, $10.4 million, $9.2 million and $8.7 million, respectively.

11.  Commitments and Contingencies

        We are a party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on our financial position, cash flows or results of operations.

12.  Subsequent Events

        On July 10, 2002, the Company, using a portion of the remaining proceeds from the Offering, repaid an aggregate of $36.0 million in principal amount of Term A loans and Term B loans under the Senior Credit Agreement. After giving effect to this repayment, the Company had a remaining outstanding balance of $66.8 million of Term A loans and Term B loans in the aggregate. In addition, as a result of this transaction, the Company recorded an extraordinary charge of $0.2 million, net of an income tax benefit of $0.1 million, representing the accelerated amortization of that portion of deferred financing costs attributable to the Term A loans and Term B loans that were repaid.

        On August 12, 2002, Anthony J. Cuti, the Company's Chairman, President and CEO and the Compensation Committee of the Board of Directors executed an amended and restated employment agreement (the "Employment Agreement") extending the term of Mr. Cuti's employment to December 31, 2004. The Employment Agreement provides for a continuation of his current salary of $750,000 per annum through December 31, 2002 and an increase to $850,000 per annum for calendar year 2003. Thereafter the Board of Directors may increase, but not decrease, Mr. Cuti's base salary. In addition, on each January 1 beginning with January 1, 2004, the rate of Mr. Cuti's base salary will be increased by the percentage increase in the Consumer Price Index For All Urban Consumers respecting New York, New York, as published by the Bureau of Labor Statistics for the 12-month period preceding such date. The Employment Agreement also provides for a continuation of annual incentive bonuses of up to 200% of Mr. Cuti's base salary if certain maximum performance targets are achieved. The Employment Agreement provides for an additional long-term cash target award of $975,000 if the maximum performance targets for both 2003 and 2004 are achieved. Mr. Cuti will also receive an increase in his annual supplemental employment retirement benefit to 50% of his maximum salary and annual incentive bonus increased by 2% for each full or partial year after age 60 that Mr. Cuti provides services to the Company as an employee or in any other capacity in which he is actively engaged by the Company as a director or consultant. As a result, the Company has increased the previously existing split dollar life insurance policy in an amount sufficient to yield the annual retirement benefits to Mr. Cuti. Under terms more fully described in the Employment Agreement, upon Mr. Cuti's termination of employment for reasons other than cause, Mr. Cuti would be entitled to severance benefits equal to five years of his maximum base salary and incentive bonus (the "Severance Amount"), plus an additional 60% of the Severance Amount.

        At June 29, 2002, Mr. Cuti had approximately $1.2 million in notes payable to the Company on December 19, 2002 and $2.6 million in notes payable to the Company on November 9, 2003 (the "Cuti Notes"). Upon the occurrence of certain change of control and employment termination events (none of which has occurred as of the filing date) under Mr. Cuti's previous employment agreement and the new Employment Agreement, all principal and interest on the Cuti Notes would be forgiven. Mr. Cuti has notified the Board of Directors that he has waived his right to receive the benefit of any forgiveness event related to the Cuti Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The information contained herein includes certain forward-looking statements that involve a number of risks and uncertainties. A number of facts could cause our actual results, performance, achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the drugstore industry in general and in our specific market area; inflation; changes in costs of goods and services; economic conditions in general and in our specific market areas; demographic changes; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of our business; liability and other claims asserted against us; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; our significant indebtedness; labor disturbances; the continued impact of, or new occurrences of, terrorist attacks in the New York City metropolitan area; changes in our acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any thereof or other variations thereon or comparable terminology, or by discussion of strategy or intentions. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

        The following sets forth the results of operations as a percentage of sales for the periods indicated.

	13 Weeks Ended		26 Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.9	75.7	78.1	75.9

Gross profit	21.1	24.3	21.9	24.1
Selling, general and admin expenses	14.9	14.8	15.3	15.6
Insurance recovery	(2.9)	—	(1.5)	—
Depreciation & amortization	2.1	2.3	2.1	2.3
Store pre-opening expense	0.3	0.1	0.2	0.2

Operating income	6.7	7.1	5.8	6.0
Interest expense, net	1.5	2.8	1.7	2.9

Income before income taxes	5.2	4.3	4.1	3.1
Income taxes	2.1	1.8	1.7	1.3

Income before extraordinary charge and cumulative effect of accounting change	3.1	2.5	2.4	1.8
Extraordinary charge, net of income taxes	2.4	0.5	1.2	0.3
Cumulative effect of accounting change, net of income taxes	—	—	1.5	—

Net income	0.7%	2.0%	(0.3)%	1.5%

Thirteen Weeks Ended June 29, 2002 versus Thirteen Weeks Ended June 30, 2001

        Net sales were $324.8 million in the second quarter of 2002, an increase of 11.1% over net sales of $292.3 million for the second quarter of 2001. Pharmacy sales increased from $112.8 million in the second quarter of 2001 to $135.4 million in the second quarter of 2002, an increase of 20.1%, and represented 41.7% of total sales, as compared with 38.6% of total sales in the second quarter of 2001. Front-end sales increased from $179.5 million in the second quarter of 2001 to $189.3 million in the second quarter of 2002, an increase of 5.5%, and represented 58.3% of total sales, as compared with 61.4% of total sales in the second quarter of 2001. For the second quarter of 2002, third-party reimbursed pharmacy sales represented 89.8% of total pharmacy sales, as compared to 86.6% in the second quarter of 2001. The increase in total sales over last year was attributable to increased comparable store sales of 4.3%, including an increase in pharmacy same store sales of 13.0%, partially offset by a decrease in front-end same store sales of 1.2%, combined with the full quarterly impact of seven stores opened during the second quarter of 2001 and sales from 31 net new stores opened since the second quarter of 2001. During the second quarter of 2002, we opened ten new stores, compared to seven store openings during the second quarter of 2001. At June 29, 2002, we operated 218 stores, as compared to 187 at June 30, 2001. While pharmacy same store sales improved 13.0%, the increase was adversely impacted by approximately six percentage points resulting from higher generic substitution rates, which nevertheless improved overall pharmacy profitability. The decrease in front-end same store sales reflects a comparison with a pre-September 11th period, as well as the impact of the general economic slowdown since the September 11th World Trade Center disaster and a weaker allergy season than experienced in the prior year.

        Cost of sales as a percentage of net sales increased to 78.9% for the second quarter of 2002 from 75.7% for the second quarter of 2001, resulting in a decrease in gross profit margin to 21.1% for the second quarter of 2002 from 24.3% for the second quarter of 2001. This decrease was primarily attributable to increased chain-wide and new store promotional activity combined with reduced levels of same store front-end sales in the aftermath of the September 11th World Trade Center disaster, as well as lower levels of sales related vendor rebates and allowances. In addition, gross margins declined due to increased levels of inventory shrinkage. Cost of sales also includes a $0.4 million LIFO charge in the current year, while the previous year's cost of sales was based on a FIFO inventory valuation method.

        Selling, general and administrative expenses were $48.5 million, or 14.9% of net sales, and $43.4 million, or 14.8% of net sales in the second quarters of 2002 and 2001, respectively. The increase in these expenses as a percentage of sales is primarily due to an increased number of new store openings in the second quarter of 2002.

        During the second quarter of 2002, we received a partial payment of $9.9 million toward our business interruption insurance claim originating from the September 11th World Trade Center disaster. After deducting certain claims-related expenses, we recorded a net benefit of $9.4 million in pre-tax income. Management is continuing its efforts to resolve the balance of the outstanding claim. Additional insurance recoveries related to the business interruption claim, which could be material, will be recognized when such collection is assured.

        Depreciation and amortization of intangibles in the second quarters of 2002 and 2001 were $6.8 million and $6.6 million, respectively. This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the second quarter of 2001, combined with incremental depreciation expenses related to capital expenditures in 2001 and 2002, partially offset by the elimination of goodwill amortization expense resulting from the adoption of FAS 142. Included in the second quarter 2001 figure is $1.1 million related to the amortization of goodwill that would have been eliminated if FAS 142 had been adopted at the beginning of the second quarter of 2001.

        We incurred store pre-opening expenses of $0.8 million during the second quarter of 2002 related to the opening of ten stores. During the comparable period last year, we incurred pre-opening expenses of $0.4 million related to the opening of seven stores. Higher per store pre-opening expenses in the second quarter of 2002 were attributable to more new stores opened outside of our core market in Manhattan.

        Net interest expense decreased 38.2% to $5.0 million in the second quarter of 2002 from $8.1 million in the second quarter of 2001. This decrease was primarily attributable to the second quarter 2001 repayment of $130.4 million of senior debt from the proceeds of the follow-on equity offering, combined with the second quarter 2002 repayment of $50.1 million of senior debt from the proceeds of our offering of senior convertible notes due 2022 completed in the second quarter of 2002.

        Our income before income taxes in the second quarter of 2002 increased 32.4% to $16.8 million from $12.7 million in the second quarter of 2001, reflecting the factors discussed above.

        In the second quarter of 2002, we recorded an income tax provision of $6.7 million, reflecting an estimated annual effective tax rate of 41.0%, reduced by $0.1 million of employment tax credits. In the comparable period last year, the income tax provision of $5.5 million reflected an estimated effective tax rate of 43.0%.

        During the second quarter of 2002, we recorded total extraordinary charges, net of a 41.0% income tax benefit, of $7.7 million, which were composed of the following: (1) $1.2 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under our senior credit agreement that were repaid with the proceeds of our offering of senior convertible notes and (b) our 9 1/4% Senior Notes due 2008 that were purchased pursuant to a tender offer completed in June 2002, (2) $4.2 million associated with the payment of consent premiums and other expenses related to the tender offer and (3) $2.3 million related to the termination of the interest rate swap agreement tied to interest expenses on the loans under the senior credit agreement that were retired with proceeds from the convertible notes offering. During the second quarter of 2001, we recorded total extraordinary charges, net of a 43.0% income tax benefit, of $1.5 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under our senior credit agreement that were repaid with the proceeds of the primary shares issued in our June 2001 equity offering, and (b) the remaining Term B loans and Term C loans that were refinanced as a result of amending and restating our senior credit agreement.

Twenty-Six Weeks Ended June 29, 2002 versus Twenty-Six Weeks Ended June 30, 2001

        Net sales were $630.6 million in the first six months of 2002, an increase of 11.8% over net sales of $564.0 million for the first six months of 2001. Pharmacy sales increased from $214.8 million in the first six months of 2001 to $262.5 million in the first six months of 2002, an increase of 22.2%, and represented 41.6% of total sales, as compared with 38.1% of total sales in the first six months of 2001. Front-end sales increased from $349.2 million in the first six months of 2001 to $368.0 million in the first six months of 2002, an increase of 5.4%, and represented 58.4% of total sales, as compared with 61.9% of total sales in the first six months of 2001. For the first six months of 2002, third-party reimbursed pharmacy sales represented 86.6% of total pharmacy sales, as compared to 86.3% in the first six months of 2001. The increase in total sales over last year was attributable to increased comparable store sales of 4.7%, including an increase in pharmacy same store sales of 14.1%, partially offset by a decrease in front-end same store sales of 1.2%, combined with the full six-month impact of fifteen stores opened during the first six months of 2001 and sales from 31 net new stores opened since the second quarter of 2001. During the first six months of 2002, we opened twenty new stores and closed two stores, compared to fifteen store openings during the first six months of 2001.

        Cost of sales as a percentage of net sales increased to 78.1% for the first six months of 2002 from 75.9% for the first six months of 2001, resulting in a decrease in gross profit margin to 21.9% for the first six months of 2002 from 24.1% for the first six months of 2001. This decrease was primarily attributable to increased promotional activity in the first half of 2002, reduced levels of same store front-end sales in the aftermath of the September 11th World Trade Center disaster, lower levels of sales related vendor rebates and allowances and increased levels of inventory shrinkage. Cost of sales in the first half of 2002 also includes a $0.8 million LIFO charge.

        Selling, general and administrative expenses were $96.2 million, or 15.3% of net sales, and $87.9 million, or 15.6% of net sales in the first six months of 2002 and 2001, respectively. The decrease in these expenses as a percentage of sales is primarily attributable to lower payroll and related costs as a percentage of sales.

        During the first six months of 2002, we received a partial payment of $9.9 million toward our business interruption insurance claim originating from the September 11th World Trade Center disaster. After deducting certain claims-related expenses, we recorded a net benefit of $9.4 million in pre-tax income. Management is continuing its efforts to resolve the balance of the outstanding claim. Additional insurance recoveries related to the business interruption claim, which could be material, will be recognized when such collection is assured.

        Depreciation and amortization of intangibles in the first six months of 2002 and 2001 were $13.5 million and $13.1 million, respectively. This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the second quarter of 2001, combined with incremental depreciation expenses related to capital expenditures in 2001 and 2002, partially offset by the elimination of goodwill amortization expense resulting from the adoption of FAS 142. Included in the figure for the first six months of 2001 is $2.2 million related to the amortization of goodwill that would have been eliminated if FAS 142 had been adopted at the beginning of 2001.

        We incurred store pre-opening expenses of $1.3 million during the first six months of 2002 related to the opening of twenty stores. During the comparable period last year, we incurred pre-opening expenses of $0.9 million related to the opening of fifteen stores.

        Net interest expense decreased 36.2% to $10.7 million in the first six months of 2002 from $16.7 million in the first six months of 2001. This decrease was primarily attributable to the second quarter 2001 repayment of $130.4 million of senior debt from the proceeds of the follow-on equity offering, combined with the second quarter 2002 repayment of $50.1 million of senior debt from the proceeds of the convertible note offering.

        Our income before income taxes in the first six months of 2002 increased 48.3% to $25.6 million, from $17.3 million in the first six months of 2001, reflecting the factors discussed above.

        In the first six months of 2002, we recorded an income tax provision of $10.3 million, reflecting an estimated annual effective tax rate of 41.0%, reduced by $0.2 million of employment tax credits. In the comparable period last year, the income tax provision of $7.4 million reflected an estimated effective tax rate of 43.0%.

        During the first six months of 2002, we recorded total extraordinary charges, net of a 41.0% income tax benefit, of $7.7 million, which were composed of the following: (1) $1.2 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under our senior credit agreement that were repaid with the proceeds of our offering of senior convertible notes and (b) our 9 1/4% Senior Notes due 2008 that were purchased pursuant to a tender offer completed in June 2002, (2) $4.2 million associated with the payment of consent premiums and other expenses related to the tender offer and (3) $2.3 million related to the termination of the interest rate swap agreement tied to interest expenses on the loans under the senior credit agreement that were retired with proceeds from the convertible notes offering. During the first six months of 2001, we recorded total extraordinary charges, net of a 43.0% income tax benefit, of $1.5 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under our senior credit agreement that were repaid with the proceeds of the primary shares issued in our June 2001 equity offering, and (b) the remaining Term B loans and Term C loans that were refinanced as a result of amending and restating our senior credit agreement.

        During the first six months of 2002, as a result of the change in accounting method of inventory valuation from retail dollar FIFO to specific cost LIFO, we recorded a one-time, non-cash charge of $9.3 million, net of an income tax benefit of $6.7 million.

Liquidity and Capital Resources

        On April 16, 2002, we completed an offering of $381.5 million aggregate principal amount of senior convertible notes maturing on April 16, 2022. The convertible notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. After deducting commissions and expenses related to the offering, we realized net proceeds of $210.5 million. A portion of the proceeds was used to repay an aggregate of approximately $50.1 million in principal amount of Term A loans and Term B loans and $41.5 million in principal amount of revolving loans (which revolving loans may be reborrowed) under our senior credit agreement. In addition, we terminated an interest rate swap agreement, which was set to expire in January 2003, at a cost of approximately $3.9 million.

        Holders of the convertible notes may convert each $1,000 in principal amount of their convertible notes into 14.1265 shares of our common stock, subject to adjustment, only if (1) the sale price of our common stock reaches, or the trading price of the notes falls below, specified thresholds, (2) the notes are called for redemption, or (3) specified corporate transactions have occurred. Upon conversion, we have the right to deliver, in lieu of our common stock, cash or a combination of cash and common stock in an amount as described in the indenture.

        Holders of the convertible notes may require us to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. We may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, if we experience a change in control, each holder may require us to purchase for cash all or a portion of such holder's notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase.

        We may redeem for cash all or a portion of the convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

        On June 3, 2002, we completed a tender offer and consent solicitation to purchase our outstanding 9 1/4% Senior Notes due 2008. The tender offer was priced at $1,083.50 per each $1,000 principal amount of senior notes tendered to us on or before the consent deadline of May 20, 2002, and $1,063.50 per each $1,000 principal amount of senior notes tendered to us after the consent deadline but before the May 31, 2002 expiration date. Of the total $80 million senior notes outstanding, $78.2 million were tendered on or before the consent deadline and an additional $0.2 million were tendered thereafter. On June 3, 2002, we expended a total of $87.1 million from the balance of the proceeds of the convertible notes offering to pay our obligations under the tender offer. This payment was composed of principal value ($78.4 million), premium payments ($6.5 million) and accrued interest earned from February 16, 2002 through the payment date ($2.2 million).

        At June 29, 2002, we had $9.6 million in Term A and $93.2 million in Term B loans outstanding under senior credit agreement, $218.5 million of outstanding convertible notes and $1.6 million of outstanding senior notes. We had no outstanding borrowings under its $80 million revolving credit facility (other than $0.7 million of outstanding standby Letters of Credit) and $57.1 million in cash. Any amounts outstanding under revolving loans and Term A loans mature on February 15, 2004, and the Term B loans mature on February 15, 2007. We expect that we will be able to extend or replace the revolving loan and Term A loan portions of the senior credit agreement prior to maturity. On July 10, 2002, we repaid an additional $36.0 million of our outstanding Term A loans and Term B loans under our senior credit agreement.

        Working capital was $264.6 million as of June 29, 2002 and $214.1 million as of December 29, 2001. The increase was primarily due to additional invested cash of $52.0 million resulting from the issuance of the convertible notes.

        For the first six months of 2002, net cash provided by operating activities was $13.7 million, as compared to net cash provided by operating activities of $5.8 million in the first six months of 2001. The increase was primarily due to collection of amounts due for our September 11 property loss insurance claims and a reduced level of inventory growth in 2002 compared to the prior year.

        For the 26 weeks ended June 29, 2002, our EBITDA (earnings before insurance recovery, interest, taxes, depreciation, amortization and deferred rent charges) decreased by 6.7% to $46.3 million, or 7.3% of sales, compared to $49.6 million, or 8.8% of sales, in the first six months of 2001. EBITDA is widely used by analysts and lenders as a method of evaluating our financial performance.

        Net cash used in investing activities was $30.6 million during the first six months of 2002, compared to $22.5 million during the first six months of 2001. In the first six months of 2002, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $25.2 million, while lease, pharmacy customer file and other acquisition costs accounted for $5.4 million of cash used in investing activities. In the first six months of 2001, we spent $21.4 million on capital expenditures and $1.1 million on lease, pharmacy customer file and other acquisition costs.

        Net cash provided by financing activities was $69.1 million for the first six months of 2002, compared to $21.0 million for the first six months of 2001. The increase reflects the impact of the $210.5 million in proceeds received from the issuance of the convertible notes offset by the use of such proceeds to purchase or paydown certain outstanding borrowings. On July 10, 2002, we repaid an additional $36.0 million of Term A loans and Term B loans under our senior credit facility from this invested cash. We anticipate that we will use the balance of the proceeds from our convertible notes offering primarily for future debt reductions.

        Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing stores and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 20 additional new stores during the remainder of this year (a total of 40 for all of 2002), and 35 to 40 new stores in fiscal 2003. We expect to spend approximately $50.0 million in 2002 on capital expenditures, primarily for new, renovated and replacement stores and an additional $10.0 million for lease, pharmacy customer file and other acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease our store locations.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings with an extension, refinancing or replacement of our senior credit agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of our debt agreements. As of June 29, 2002, we had no borrowings under the revolving portion of our senior credit agreement and had $79.3 million of remaining availability, net of $0.7 million of outstanding standby letters of credit. Our ability to meet our debt service obligations and reduce our total debt will be dependent upon our future performance, which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient to repay our indebtedness in the future. Substantially all of our future revolving and outstanding term loan borrowings under our senior credit agreement bear interest at floating rates. There was approximately $102.8 million of floating rate debt outstanding on June 29, 2002. Therefore, our financial condition will be affected by changes in prevailing interest rates.

        The senior credit agreement contains various covenants that limit or restrict, among other things, subject to specified exceptions, our ability to make capital expenditures, incur indebtedness, permit liens on our property, enter into transactions with affiliates, make restricted payments, investments or acquisitions, enter into mergers, consolidations or dissolutions, conduct assets sales, pay dividends or distributions and enter into other specified transactions and business activities. Financial performance covenants included in our senior credit agreement include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage requirements. At June 29, 2002, we were in compliance with all financial performance covenants. There are no credit ratings related triggers in either our senior credit agreement or the indentures related to either our convertible notes or our remaining senior notes that would impact cost of borrowing, annual amortization of principal or related debt maturities.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 29, 2001 are those that depend most heavily on these judgments and estimates. At June 29, 2002, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Recently Issued Accounting Pronouncements

        In April 2002, FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We are currently evaluating the impact of this statement.

        In July 2002, FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. We do not believe that this statement will have a material impact on our financial position, cash flows or results of operations.

Market Risk

        Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under our Senior Credit Agreement was approximately $102.8 million at June 29, 2002. At June 29, 2002, the weighted average combined interest rate in effect on all borrowings under the Senior Credit Agreement was 4.77%. A 0.50% change in interest rates applied to the $102.8 million balance of floating rate debt existing at June 29, 2002 would affect pre-tax annual results of operations by approximately $0.5 million. In addition, we also have $218.5 million of senior convertible notes and $1.6 million of senior subordinated notes outstanding at June 29, 2002. These notes bear interest payable semi-annually at fixed rates of 3.75% and 9.25% respectively, and are therefore not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use additional derivative financial products such as interest rate hedges and interest rate swaps in the future.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are a party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

        Not applicable

ITEM 3. Defaults Upon Senior Securities

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

        Our annual meeting of stockholders was held on May 13, 2002. At the meeting, the shareholders re-elected the Board of Directors slate of nominees (Anthony J. Cuti, David L. Jaffe, David W. Johnson, Carl M. Pradelli, Kevin Roberg, William Simon and Kenneth B. Woodrow) to serve as members of the Board of Directors through the 2002 meeting. All of the members had served on the Board since the last shareholder's meeting except Mr. Woodrow, who was first appointed to the Board of Directors on March 1, 2002.

ITEM 5. Other Information

        Not applicable

ITEM 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

(i)
Financial Statements

(ii)
Exhibits:

3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii)	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
3.1(iii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 91/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1).

3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
4.2	Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 21, 2002 ("the Convertible Notes S-3")).
4.3	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1	Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2	Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3	Employment Agreement, dated as of October 27, 1997, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.3 to the Common Stock S-1).
10.4	Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).
10.5	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.6	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.7	Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.8	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K")).
10.9	Stockholders and Registration Rights Agreement, dated as of June 18, 1997, among the Company, DLJMB Funding II, Inc., DLJ Merchant Banking Partners II, L.P., DLJ Diversified Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners, II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners, Bankers Trust New York Corporation, Conac & Co., Muico & Co., Roton & Co., Putnam High Yield Trust, PaineWebber Managed Investment Trust on behalf of PaineWebber High Income Fund, USL Capital Corporation, Pearlman Family Partners, The Marion Trust, Bruce L. Weitz, BCIP Associates, BCIP Trust Associates, L.P., Tyler Capital Fund L.P., Tyler International, L.P.-II, and Tyler Massachusetts, L.P. (incorporated by reference to Exhibit 10.13 to the Common Stock S-1).
10.10	Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.11	Amended and Restated Borrower Security Agreement, dated as of September 11, 1998, between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).

10.12	Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.13	Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 26, 1998 (the "1998 10-K")).
10.14	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.15	Promissory Note, dated as of June 7, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.19 to the 1999 10-K).
10.16	Promissory Note, dated as of December 30, 1999, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.20 to the 1999 10-K).
10.17	Fourth Amended and Restated Credit Agreement, dated as of July 10, 2001, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.18	First Amendment to Employment Agreement, dated March 13, 2000, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.23 to the 1999 10-K).
10.19	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.20	Promissory Note, dated as of January 10, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 (the "2000 10-K")).
10.21	Second Amendment to Employment Agreement, dated May 1, 2001, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001).
10.22	Second Amendment to Employment Agreement, as amended, dated May 21, 2001, between the Company, Credit Suisse First Boston Ltd. And Anthony J. Cuti (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
10.23	Promissory Note, dated as of January 2, 2002, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.23 to the 2001 10-K).
10.24	First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).
10.25	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).
10.26 *	Third Amendment to Employment Agreement, effective June 16, 2002, between the Company and Anthony J. Cuti.
10.27 *	Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).

*
filed herewith

  (b)
  Reports on Form 8-K:

        On June 21, 2002, as a result of the Company's December 30, 2001 adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, the Company filed a Current Report on Form 8-K which provided, for informational purposes only, a table showing the changes that would have been reflected in the Company's net income and earnings per share, had the provisions of SFAS 142 been in effect for the five fiscal years ending on December 29, 2001. This filing satisfied the requirement of providing transitional disclosures as described in SFAS 142.

        On July 25, 2002, the Company filed a Current Report on Form 8-K which contained, as an exhibit, the Company's press release detailing its financial performance for the 13 and 26 weeks ended June 29, 2002.

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

Dated: August 13, 2002

DUANE READE, INC. (Registrant)
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 13, 2002

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

Dated: August 13, 2002

DRI I INC.
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 13, 2002 by:

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

Dated: August 13, 2002

DUANE READE
By:	Dri I Inc. , A General Partner	By:	Duane Reade Inc., A General Partner
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer	By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 13, 2002 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

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

Dated: August 13, 2002

DUANE READE REALTY, INC.
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 13, 2002 by:

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

Dated: August 13, 2002

DUANE READE INTERNATIONAL, INC.
By:	/s/ JOHN K. HENRY Name: John K. Henry Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on August 13, 2002 by:

SIGNATURES	TITLES

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

INDEX
  PART I — FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Duane Reade Inc. Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
Duane Reade Inc. Consolidated Balance Sheets (In thousands, except share amounts)
Duane Reade Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
  Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II
OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES