Form 10-Q
period 2003-03-29
DUANE READE INC
filed 2003-05-13
CIK 895364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2003

Commission file number 333-41239

DUANE READE INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)		04-3164702 (IRS Employer ID Number)
DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc*	Delaware	13-4074383
* Guarantors with respect to the Company's 2.1478% Senior Convertible Notes due 2022
440 Ninth Avenue New York, New York (Address of principal executive offices)		10001 (Zip Code)
(212) 273-5700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2): Yes ☒ No ☐

The number of shares of the Common Stock outstanding as of May 9, 2003: 24,037,742

        Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may", "might" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  the competitive environment in the drugstore industry in general and in the metropolitan New York area;

  •
  the continued efforts of health maintenance organizations, federal, state and municipal government agencies, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription drug costs and pharmacy reimbursement rates;

  •
  interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms to fund the anticipated growth of our business;

  •
  changes in cost of goods and services;

  •
  the strength of the economy in general and the economic conditions in the metropolitan New York area, in particular, including changes in consumer purchasing power and/or spending patterns;

  •
  demographic changes;

  •
  changes in federal and state laws and regulations;

  •
  liability and other claims asserted against us;

  •
  changes in our operating strategy or development plans;

  •
  our ability to attract, hire and retain qualified personnel, including our ability to attract qualified pharmacists;

  •
  our significant indebtedness;

  •
  labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

  •
  the continued impact of, or new occurrences of, terrorist attacks in the New York City metropolitan area;

  •
  trends in the healthcare industry;

  •
  changes in our acquisition and capital expenditure plans;

  •
  our ability to continue to secure suitable new store locations under acceptable lease terms;

  •
  our ability to implement successfully and to manage new computer systems and technologies; and

  •
  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

        Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

        You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duane Reade Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	For the 13 Weeks Ended
	March 29, 2003	March 30, 2002
Net sales	$333,622	$305,804
Cost of sales	263,433	236,354

Gross profit	70,189	69,450

Selling, general and administrative expenses	53,574	47,678
Depreciation and amortization	7,557	6,744
Store pre-opening expenses	416	517

	61,547	54,939

Operating income	8,642	14,511
Interest expense, net	3,517	5,680
Debt extinguishment	105	—

Income before income taxes and cumulative effect of accounting change	5,020	8,831
Income taxes	1,908	3,569

Income before cumulative effect of accounting change	3,112	5,262
Cumulative effect of accounting change, net of income taxes	—	(9,262)

Net income (loss)	$3,112	$(4,000)

Per common share—basic
Income before cumulative effect of accounting change	$0.13	$0.22
Cumulative effect of accounting change, net of income taxes	—	(0.39)

Net income (loss)	$0.13	$(0.17)

Weighted average common shares outstanding	24,038	23,627

Per common share—diluted
Income before cumulative effect of accounting change	$0.13	$0.22
Cumulative effect of accounting change, net of income taxes	—	(0.38)

Net income (loss)	$0.13	$(0.16)

Weighted average common shares outstanding	24,368	24,272

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 29, 2003	December 28, 2002
	(Unaudited)
ASSETS
Current Assets
Cash	$1,251	$4,183
Receivables	62,158	62,008
Inventories	233,057	220,338
Deferred income taxes	4,780	5,416
Prepaid expenses and other current assets	19,599	16,006

TOTAL CURRENT ASSETS	320,845	307,951
Property and equipment, net	179,140	169,507
Goodwill, net of accumulated amortization of $35,323	161,318	160,403
Deferred income taxes	13,548	14,821
Other assets	90,175	85,173

TOTAL ASSETS	$765,026	$737,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60,832	$57,776
Accrued interest	4,059	2,192
Other accrued expenses	28,736	27,453
Current portion of long-term debt	21,588	3,962
Current portion of capital lease obligations	415	472

TOTAL CURRENT LIABILITIES	115,630	91,855
Long-term debt, less current portion	260,544	263,782
Capital lease obligations, less current portion	1,424	1,525
Deferred income taxes	8,332	8,332
Other non-current liabilities	46,117	42,493

TOTAL LIABILITIES	432,047	407,987

Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,037,742 shares	240	240
Paid-in capital	329,542	329,542
Retained earnings	3,197	86

TOTAL STOCKHOLDERS' EQUITY	332,979	329,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$765,026	$737,855

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 13 Weeks Ended
	March 29, 2003	March 30, 2002
Cash flows provided by operating activities:
Net income (loss)	$3,112	$(4,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,117	4,530
Amortization of other intangibles	2,948	2,446
Deferred tax provision	1,909	3,709
Cumulative effect of accounting change, net of tax	—	9,262
Other	2,323	2,440
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(150)	(2,538)
Inventories	(11,785)	3,102
Accounts payable	3,056	(17,826)
Prepaid and accrued expenses	693	2,733
Other assets and liabilities, net	(3,476)	(1,292)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,747	2,566

Cash flows used in investing activities:
Capital expenditures	(14,250)	(12,260)
Lease, customer file and other acquisition costs	(6,659)	(2,726)

NET CASH USED IN INVESTING ACTIVITIES	(20,909)	(14,986)

Cash flows from financing activities:
Repayments of term loans	(991)	(1,939)
Net borrowings—revolving credit facility	17,000	10,500
Repurchase of senior subordinated notes	(1,621)	—
Exercise of stock options	—	616
Repayments of capital lease obligations	(158)	(698)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,230	8,479

Net decrease in cash	(2,932)	(3,941)
Cash at beginning of period	4,183	4,972

Cash at end of period	$1,251	$1,031

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
(Unaudited, dollars in thousands, except per share data)

1.     Basis of Presentation

        The Unaudited Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the "Company"), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's annual financial statements for the year ended December 28, 2002. These financial statements should be read in conjunction with the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 28, 2002. The Unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market related data, store utility costs and warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other recurring real estate related income and income from sales of market related data amounted to $1.1 million in the quarter ended March 29, 2003 compared to $0.7 million in the quarter ended March 30, 2002. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

        The Company has no assets or operations other than its investment in its subsidiary guarantors. Accordingly, the Unaudited Consolidated Financial Statements present the combined assets and operations of the subsidiary guarantors.

2.     World Trade Center Disaster and Related Business Interruption and Property Losses

        On September 11, 2001, a terrorist attack on the World Trade Center complex in downtown Manhattan resulted in the total destruction of that landmark and significant disruption of commerce throughout the entire city, within which most of the Company's stores are located. The attack resulted in the complete loss of two stores. During the fourth quarter of 2001, the Company received insurance reimbursement for a portion of the property losses associated with this disaster. In fiscal 2002, the remaining September 11 related property losses were reimbursed and the Company received approximately $9.4 million toward its business interruption claim that was recognized as a separate item of income in the second quarter of fiscal 2002. This business interruption recovery represented a partial payment of the Company's losses and the Company is currently in litigation with the insurance carrier to recover the balance of its business interruption claim. Additional insurance recoveries for the business interruption portion of the Company's insurance claim, which, if any, could be material, will be recognized when collection of such recoveries is assured.

3.     Accounting Change

        As of December 30, 2001, the Company adopted a change in accounting method to convert from the retail dollar first-in, first-out ("FIFO") method to a specific cost based last-in, first-out ("LIFO") method. Adoption of the specific cost LIFO method will more accurately value inventory by eliminating the averaging inherent in the retail method. In addition, the specific cost LIFO method will reflect the impact of inflation in the Company's gross margin. The effect of changing from the retail FIFO method to the specific cost LIFO method was a reduction in inventory of $16.0 million, resulting in a cumulative effect of an accounting change as of December 30, 2001 of approximately $9.3 million, net of an income tax benefit of $6.7 million ($0.39 per basic common share and $0.38 per diluted common share, respectively).

4.     Inventory

        At March 29, 2003, inventories would have been greater by $0.2 million if they had been valued on a lower of FIFO cost or market basis.

5.     Debt Extinguishment

        During the first quarter of 2003, the Company repaid the remaining $1.6 million principal amount of the outstanding 9.25% Senior Subordinated Notes due 2008 (the "Senior Notes"). In connection with this repayment, the Company recorded a $0.1 million debt extinguishment charge, representing the premium paid to the holders of the Senior Notes and the accelerated amortization of deferred financing costs associated with the Senior Notes retired. The total cash outlay required for this transaction, including principal ($1.6 million), early termination premiums ($0.1 million) and accrued interest earned from August 15, 2002 to the payment date ($0.1 million), amounted to approximately $1.8 million.

6.     Stock Option Exchange Offer

        On February 27, 2003, the Company offered each eligible employee the opportunity to exchange all of his or her currently outstanding options to purchase shares of the Company's common stock granted under the 1992 Stock Option Plan or the 1997 Equity Participation Plan with an exercise price equal to or in excess of $16 per share (other than certain options granted on May 7, 1999 pursuant to the Company's Deferred Compensation Stock Grant Program). At the close of the offer on March 27, 2003, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,337,449 shares of common stock. The grant of new options will occur on or after September 28, 2003, but no later than October 28, 2003. Each new option issued in exchange for a cancelled option will have an exercise price equal to the average closing price of the Company's common stock as reported on the New York Stock Exchange for the five-day trading period ending immediately prior to the date of grant (but in no event less than the closing price on the date of the grant). If an employee resigns or is terminated for any reason prior to the grant date of the new options, he or she will not be eligible to receive the new options. Each new option will vest in three equal installments beginning on the first anniversary of the date of grant and will have a ten-year term.

7.     Acquisitions

        During the first quarters of fiscal 2003 and fiscal 2002, the Company acquired pharmacy customer files (which were merged into existing stores) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores). The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	13 weeks ended
	03/29/03	03/30/02
Customer prescription files	4	6
Pharmacy establishments	2	3

Total acquisitions	6	9

Cash consideration	$5.6	$1.4
Common stock consideration	—	11.2

Total acquisition cost	$5.6	$12.6

Purchase price allocation:
Identifiable intangibles	$3.5	$9.5
Goodwill	0.9	1.0
Inventory	0.9	0.7
Property and equipment	0.5	1.6
Accruals and liabilities	(0.2)	(0.2)

Total	$5.6	$12.6

        The operations of the acquired pharmacies have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on the sales, results of operations or earnings per share of the Company.

8.     Net Income per Common Share

        Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company's "in-the-money" stock options. Of the options to purchase 1,235,236 and 2,697,919 shares of common stock outstanding at March 29, 2003 and March 30, 2002, respectively, options to purchase 210,009 shares at March 29, 2003 and 243,156 shares at March 30, 2002 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti-dilutive.

        The following table sets forth the computation of income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended
	March 29, 2003	March 30, 2002
Income before cumulative effect of accounting change	$3,112	$5,262
Cumulative effect of accounting change, net	—	(9,262)

Net income (loss)	$3,112	$(4,000)

Weighted average common shares outstanding—basic	24,038	23,627
Potential dilutive shares	330	645

Weighted average common shares outstanding—diluted	24,368	24,272

Per common share—basic
Income before cumulative effect of accounting change	$0.13	$0.22
Cumulative effect of accounting change, net	—	(0.39)

Net income (loss)	$0.13	$(0.17)

Per common share—diluted
Income before cumulative effect of accounting change	$0.13	$0.22
Cumulative effect of accounting change, net	—	(0.38)

Net income (loss)	$0.13	$(0.16)

9.     Income Taxes

        Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these wage-related income tax credits.

10.   Recently Issued Accounting Pronouncements

        During the third quarter of 2001, the Company adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142) "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, for acquisitions completed after June 30, 2001 (See Note No. 7 "Acquisitions"). These adoptions did not have a material impact on the Company's results of operations, financial position or cash flows. During the first quarter of 2002, the Company adopted these same standards for goodwill related to acquisitions completed prior to July 1, 2001. As a result of the adoption of these standards, the Company's annual goodwill amortization expense, beginning with the 2002 fiscal year, was reduced by approximately $4.3 million. At March 29, 2003, included within the "other assets" category on the Company's balance sheet, were intangible assets totaling $74.4 million, net of accumulated amortization of $52.7 million. The $74.4 million is primarily composed of costs related to the acquisition of store leases ($36.5 million) and pharmacy customer files ($22.6 million), deferred financing costs ($6.8 million) and all other net intangible assets ($8.5 million). Lease acquisition costs are generally amortized over the remaining lease life, pharmacy file acquisition costs are amortized over seven years, and deferred financing costs are amortized over the life of the financing agreement. Based on the net intangible asset values at March 29, 2003, the Company anticipates that it will incur expenses related to the amortization of existing intangible assets of $9.1 million for the balance of fiscal 2003. For the 2004 through 2007 fiscal years, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $11.5 million, $10.3 million, $8.8 million and $6.2 million, respectively.

        During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Pronouncement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of FAS 144 are effective for financial statements issued after December 15, 2001. This adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

        During the first quarter of 2003, the Company adopted FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, the Company reclassified from extraordinary charges to other income / (loss), for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax amounts of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years were adjusted commensurately. As a result, reported net income remained unaffected by the reclassification, and thus, this adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

        During the first quarter of 2003, the Company adopted FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not believe that the adoption of these provisions will have a material impact on its results of operations, financial position or cash flows.

        In September 2002, the Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction in cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received in excess of the fair value of the benefit received should be characterized as a reduction of cost of sales. Transition provisions for this portion of the pronouncement apply to all agreements entered into or modified after December 31, 2002. As a result of the application of this portion of the pronouncement, the Company changed its accounting policy to limit vendor allowances treated as a reduction of advertising costs to only those allowances paid by vendors to fund specific radio advertising promotions. All other promotional advertising allowances will be treated as a reduction in cost of sales. The application of this new accounting policy did not have a material impact on the Company's consolidated results of operations, financial position or cash flows reported for the quarter and is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows in the future. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchasing period. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002 and is consistent with the Company's past practice.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of FAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 became effective for the Company beginning on January 1, 2003. The Company does not believe that this interpretation will have a material impact on its results of operations, financial position or cash flows.

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, the Company adopted SFAS No. 148 effective in 2002. The adoption did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        The Company previously adopted FAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under FAS No. 123, has adopted the disclosure-only provisions. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (dollars in thousands):

	13 weeks ended
	3/29/03	3/30/02
Net income (loss), as reported	$3,112	$(4,000)
Adjust: Total stock-based employee compensation income/(expense) determined under fair value based method for all awards, net of related tax effects.	2,066	(967)

Pro forma net income (loss)	$5,178	$(4,967)

Income (loss) per common share:
Basic—as reported	$0.13	$(0.17)
Basic—pro forma	$0.22	$(0.21)
Diluted—as reported	$0.13	$(0.16)
Diluted—pro forma	$0.21	$(0.20)

        As described in more detail in Note 6, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer. The pro forma income shown in the table above for the corresponding period includes the reversal of pro forma expenses previously disclosed totaling $2.4 million, related to the granting of these original options. When replacement stock options are issued later in 2003, the Company expects to incur pro forma compensation expense which will reflect the fair value of the replacement stock options granted.

        The pro forma compensation income/(expense) for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions for each of the periods shown: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future periods since options vest over several years and options granted prior to 1995 are not considered.

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe that the adoption of these provisions will have a material impact on its results of operations, financial position or cash flows.

11.   Commitments and Contingencies

        The Company is party to legal actions arising in the ordinary course of business. Based on information presently available, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

        During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim stemming from the September 11, 2001 World Trade Center terrorist attack, during which the Company's single highest volume and most profitable store was completely destroyed. Discovery recently concluded in this litigation and a trial is currently scheduled in late summer 2003.

        The Company, Anthony J. Cuti, its Chairman, President and Chief Executive Officer, John K. Henry, its Chief Financial Officer and Gary Charboneau, its Senior Vice President of Sales and Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased Duane Reade Inc.'s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. The Company believes that these actions are completely baseless and wholly without merit. The Company will continue to vigorously defend these actions.

        The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. The Company has established reserves that it believes are appropriate in accordance with applicable accounting rules. The Company believes that it has a number of meritorious arguments on appeal and intends to continue to vigorously defend itself in this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following sets forth the results of operations as a percentage of sales for the periods indicated.

	13 Weeks Ended
	March 29, 2003	March 30, 2002
Net sales	100.0%	100.0%
Cost of sales	79.0	77.3

Gross profit	21.0	22.7
Selling, general and administrative expenses	16.1	15.6
Depreciation and amortization	2.2	2.2
Store pre-opening expense	0.1	0.1

Operating income	2.6	4.8
Interest expense, net	1.1	1.9

Income before income taxes and cumulative effect of accounting change	1.5	2.9
Income taxes	0.6	1.2

Income before cumulative effect of accounting change	0.9	1.7
Cumulative effect of accounting change, net	—	3.0

Net income (loss)	0.9%	(1.3)%

Thirteen Weeks Ended March 29, 2003 versus Thirteen Weeks Ended March 30, 2002

        Net sales were $333.6 million in the first quarter of 2003, an increase of 9.1% over net sales of $305.8 million for the first quarter of 2002. Pharmacy sales increased from $127.1 million in the first quarter of 2002 to $143.8 million in the first quarter of 2003, an increase of 13.1%, and represented 43.1% of total sales, as compared with 41.6% of total sales in the first quarter of 2002. Front-end sales increased from $178.7 million in the first quarter of 2002 to $189.8 million in the first quarter of 2003, an increase of 6.2%, and represented 56.9% of total sales, as compared to 58.4% of total sales in the first quarter of 2002. For the first quarter of 2003, third-party reimbursed pharmacy sales represented 91.1% of total pharmacy sales, as compared to 89.2% in the first quarter of 2002. The increase in total sales over last year was attributable to the full quarterly impact of ten stores opened during the first quarter of 2002 and sales from 24 net new stores opened since the first quarter of 2002, combined with increased comparable store sales of 1.5%, including a 6.4% increase in pharmacy same-store sales and a 2.0% decline in front-end same-store sales. During the first quarter of 2003, we opened seven new stores and closed three stores. At March 29, 2003, we operated 232 stores, as compared to 208 at March 30, 2002.

        Cost of sales as a percentage of net sales increased to 79.0% for the first quarter of 2003 from 77.3% for the first quarter of 2002, resulting in a decrease in gross profit margin to 21.0% for the first quarter of 2003 from 22.7% for the first quarter of 2002. This decrease was attributable to the reduced levels of same-store front-end sales reflecting the continued impact of the recessionary economy in the New York metropolitan area, increased holiday inventory clearance markdowns, the shift of a portion of the Company's pre-Easter holiday business into the second quarter this year versus the first quarter last year and higher store occupancy costs resulting in part from a January 1, 2003 New York City real estate tax increase. In addition, gross margins declined due to the impact of an increased proportion of lower margin pharmacy and third-party reimbursed pharmacy sales in relation to front-end sales. Cost of sales also includes a $0.2 million LIFO provision in the current year, compared to $0.4 million in the comparable period last year.

        Selling, general and administrative expenses were $53.6 million, or 16.1% of net sales, and $47.7 million, or 15.6% of net sales, in the first quarters of 2003 and 2002, respectively. The increase in these expenses as a percentage of sales is attributable to the lower than usual same-store sales growth, higher promotional and advertising expenses, increased costs associated with the large number of one-hour photo departments added since last year, and higher property insurance costs subsequent to the September 11th World Trade Center disaster.

        Depreciation and amortization of intangibles in the first quarters of 2003 and 2002 were $7.6 million and $6.7 million, respectively. This increase resulted primarily from increases in the amortization of identifiable intangibles resulting from pharmacy acquisitions completed since the first quarter of 2002, combined with incremental depreciation expenses related to capital expenditures in 2002 and 2003.

        We incurred store pre-opening expenses of $0.4 million during the first quarter of 2003 related to the opening of seven new stores. During the comparable period last year, we incurred pre-opening expenses of $0.5 million related to the opening of ten new stores.

        Net interest expense decreased 38.1% to $3.5 million in the first quarter of 2003 from $5.7 million in the first quarter of 2002. This decline was primarily attributable to the second quarter 2002 completion of the convertible note offering, the proceeds of which were used to retire higher cost senior subordinated notes and term loan debt.

        In the first quarter of 2003, we recorded a debt extinguishment charge of $0.1 million, reflecting the payment of early termination premiums related to the retirement of the $1.6 million outstanding balance of the 9.25% senior notes and the write-off of the remaining deferred financing costs associated with the 9.25% senior notes.

        Our income before income taxes in the first quarter of 2003 decreased to $5.0 million from $8.8 million in the first quarter of 2002, reflecting the factors discussed above.

        In the first quarter of 2003, we recorded an income tax provision of $1.9 million, reflecting an estimated annual effective tax rate of 38.0%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $3.6 million reflected an estimated effective tax rate of 40.4%, inclusive of the anticipated benefits of employment tax credits.

        In the first quarter of 2002, as a result of the change in accounting method of inventory valuation from retail dollar FIFO to specific cost LIFO, we recorded a one-time, non-cash charge of $9.3 million, net of an income tax benefit of $6.7 million.

Liquidity and Capital Resources

        Working capital was $205.2 million as of March 29, 2003 and $216.1 million as of December 28, 2002. The decrease was primarily due to a reclassification of our revolving and Term A loans from non-current to current, due to their maturity in February 2004. We are currently in the process of refinancing the senior credit agreement and expect to complete this financing during the first half of this year. The impact of the reclassification was partially offset by an increase in inventory related to the opening of four net additional stores and a seasonal build-up of Easter holiday merchandise which will be sold during the second quarter of 2003.

        For the first three months of 2003, net cash provided by operating activities was $3.7 million, as compared to $2.6 million in the first three months of 2002.

        Net cash used in investing activities was $20.9 million during the first three months of 2003, compared to $15.0 million during the first three months of 2002. In the first quarter of 2003, capital expenditures, primarily related to new store openings and the remodeling of existing locations, amounted to $14.2 million, while lease, pharmacy customer file and other acquisition costs accounted for $6.7 million of cash used in investing activities. In the first quarter of 2002, we spent $12.3 million on capital expenditures and $2.7 million on lease, pharmacy customer file and other acquisition costs.

        Net cash provided by financing activities was $14.2 million for the first three months of 2003, compared to $8.5 million for the first three months of 2002. The increase primarily reflects the higher level of investing activities.

        Our capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations and from the continuing development of management information systems. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 10 - 16 additional new stores during the remainder of this year (a total of 17 - 23 for all of 2003), and 18 - 22 new stores in fiscal 2004. We expect to spend approximately $40.0 million in 2003 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $13.0 million for lease, pharmacy customer file and other acquisition costs. We also require working capital to support inventory for our existing stores. Historically, we have been able to lease most of our store locations.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings subject to an extension, refinancing or replacement of our senior credit agreement, will be adequate for at least the next two years to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, we cannot assure you that our operating results, cash flow and capital resources will be sufficient for repayment of our indebtedness in the future. Substantially all of our borrowings under the senior credit agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. As of March 29, 2003, we had $4.0 million and $60.1 million outstanding under the Term A and Term B loan components of our senior credit agreement, respectively. In addition, we had $17.0 million of borrowings outstanding under the revolving portion of our senior credit agreement and had $61.2 million of remaining availability, net of $1.8 million of outstanding Standby Letters of Credit. The revolver and Term A portions of our senior credit agreement expire in February 2004, and are expected to be refinanced during the first half of 2003.

        The senior credit agreement and the indenture relating to our senior convertible notes contain various covenants that limit or restrict, among other things, subject to certain exceptions, capital expenditures, the incurrence of indebtedness, the creation of liens, transactions with affiliates, restricted payments, investments and acquisitions, mergers, consolidations, dissolutions, assets sales, dividends, distributions and certain other transactions and business activities. Financial performance covenants included in our senior credit agreement include interest coverage, leverage ratios, minimum net worth requirements and fixed charge coverage requirements. At March 29, 2003, we were in compliance with all financial performance covenants. There are no credit ratings related triggers in our senior credit agreement or in the indenture related to our convertible notes that would impact cost of borrowing, annual amortization of principal or related debt maturities.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 28, 2002 are those that depend most heavily on these judgments and estimates. At March 29, 2003, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Recently Issued Accounting Pronouncements

        During the third quarter of 2001, we adopted Financial Accounting Standards Board Pronouncements Nos. 141 (FAS 141) and 142 (FAS 142) "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, for acquisitions completed after June 30, 2001 (See Note No. 7 "Acquisitions"). These adoptions did not have a material impact on our results of operations, financial position or cash flows. During the first quarter of 2002, we adopted these same standards for goodwill related to acquisitions completed prior to July 1, 2001. As a result of the adoption of these standards, our annual goodwill amortization expense, beginning with the 2002 fiscal year, was reduced by approximately $4.3 million. At March 29, 2003, included within the "other assets" category on our balance sheet, were intangible assets totaling $74.4 million, net of accumulated amortization of $52.7 million. The $74.4 million is primarily composed of costs related to the acquisition of store leases ($36.5 million) and pharmacy customer files ($22.6 million), deferred financing costs ($6.8 million) and all other net intangible assets ($8.5 million). Lease acquisition costs are generally amortized over the remaining lease life, pharmacy file acquisition costs are amortized over seven years, and deferred financing costs are amortized over the life of the financing agreement. Based on the net intangible asset values at March 29, 2003, we anticipate that we will incur expenses related to the amortization of existing intangible assets of $9.1 million for the balance of fiscal 2003. For the 2004 through 2007 fiscal years, we expect to incur annual expenses related to the amortization of existing intangible assets of $11.5 million, $10.3 million, $8.8 million and $6.2 million, respectively.

        During the first quarter of 2002, we adopted Financial Accounting Standards Board Pronouncement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of FAS 144 are effective for financial statements issued after December 15, 2001. This adoption did not have a material impact on our results of operations, financial position or cash flows.

        During the first quarter of 2003, we adopted FAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under FAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items. Instead, such gains and losses should be included as a component of income from continuing operations. The provisions of FAS No. 145 are effective for fiscal years beginning after May 15, 2002. Upon adoption, we reclassified from extraordinary charges to other income / (loss), for the fiscal years ended December 28, 2002 and December 29, 2001, pre-tax amounts of $11.4 million and $2.6 million, respectively. The income tax provisions for the 2002 and 2001 fiscal years were adjusted commensurately. As a result, reported net income remained unaffected by the reclassification, and thus, this adoption did not have a material impact on our results of operations, financial position or cash flows.

        During the first quarter of 2003, we adopted FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of FAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. We do not believe that the adoption of these provisions will have a material impact on our results of operations, financial position or cash flows.

        In September 2002, the Emerging Issues Task Force released Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". The pronouncement addresses two issues. The first issue requires that vendor allowances be categorized as a reduction in cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. Cash consideration received in excess of the fair value of the benefit received should be characterized as a reduction of cost of sales. Transition provisions for this portion of the pronouncement apply to all agreements entered into or modified after December 31, 2002. As a result of the application of this portion of the pronouncement, we changed our accounting policy to limit vendor allowances treated as a reduction of advertising costs to only those allowances paid by vendors to fund specific radio advertising promotions. All other promotional advertising allowances will be treated as a reduction in cost of sales. The application of this new accounting policy did not have a material impact on our consolidated results of operations, financial position or cash flows reported for the quarter and is not expected to have a material impact on our consolidated results of operations, financial position or cash flows in the future. The second issue requires that rebates or refunds payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchasing period. This portion of the pronouncement is to be applied to all new arrangements initiated after November 21, 2002 and is consistent with our past practice.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of FAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosure of, the issuance of certain types of guarantees. FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The recognition provisions of FIN No. 45 became effective for us beginning on January 1, 2003. We do not believe that this interpretation will have a material impact on our results of operations, financial position or cash flows.

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted SFAS No. 148 effective in 2002. The adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe that the adoption of these provisions will have a material impact on our results of operations, financial position or cash flows.

ITEM 3. MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under our senior credit agreement was approximately $81.1 million at March 29, 2003. At March 29, 2003, the weighted average combined interest rate in effect on all borrowings under the senior credit agreement was 3.91%. A 0.50% change in interest rates applied to the $81.1 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.4 million. We also have $201.0 million of senior convertible notes outstanding at March 29, 2003, which bear interest payable semi-annually at a fixed rate of 3.75%, and are therefore not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

        We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the results of operations, financial position or cash flows of our company.

        During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim stemming from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. Discovery recently concluded in this litigation and a trial is currently scheduled in late summer 2003.

        Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Chief Financial Officer and Gary Charboneau, our Senior Vice President of Sales and Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. We believe that these actions are completely baseless and wholly without merit. We will continue to vigorously defend these actions.

        We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. We have established reserves that we believe are appropriate in accordance with applicable accounting rules. We believe that we have a number of meritorious arguments on appeal and intend to continue to vigorously defend ourselves in this action.

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

        Not applicable

ITEM 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements

  (ii)
  Exhibits:

Exhibit No.		Description
3.1(i	)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Registration Statement No. 333-41239 (the "Common Stock S-1")).
3.1(ii	)
Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-3 dated July 22, 2001).
3.1(iii	)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i	)
Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii	)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3		Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1).
3.4(i	)
Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii	)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i	)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii	)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1		Form of Indenture (incorporated by reference to Exhibit 4.1 of the Notes S-1).
4.2
Second Supplemental Indenture, dated as of May 20, 2002, between Duane Reade Inc., the Subsidiary Guarantors, and State Street Bank, as trustee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
4.3
Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 21, 2002 (the "Convertible Notes S-3")).
4.4		Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
10.1		Duane Reade Inc. 1997 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Common Stock S-1).
10.2		Duane Reade Inc. Holding Corp. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Common Stock S-1).
10.3		Employment Agreement, dated as of February 22, 1993, as amended, between the Company and Gary Charboneau (incorporated by reference to Exhibit 10.4 to the Common Stock S-1).

10.4	Employment Agreement, dated as of April 10, 1995, as amended, between Duane Reade and Jerry M. Ray (incorporated by reference to Exhibit 10.5 to the Common Stock S-1).
10.5	Employment Letter Agreement, dated as of October 9, 1996, between Duane Reade and Joseph Lacko (incorporated by reference to Exhibit 10.6 to the Common Stock S-1).
10.6
Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).
10.7
Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K")).
10.8
Amended and Restated Partnership Security Agreement, dated as of September 11, 1998, among Duane Reade Inc. and DRI I Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.9
Amended and Restated Borrower Security Agreement, dated as of September 11, 1998 between Duane Reade and Fleet National Bank as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.10
Amended and Restated Holdings Pledge Agreement, dated as of September 11, 1998, among Duane Reade Inc. and Fleet National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated September 24, 1998).
10.11	Promissory Note, dated as of November 9, 1998, between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.16 to the Company's 1998 Annual Report on Form 10-K (the "1998 10-K")).
10.12	Employment Letter, dated June 10, 1999, between the Company and John K. Henry (incorporated by reference to Exhibit 10.18 to the 1999 10-K).
10.13
Fourth Amended and Restated Credit Agreement dated as of July 10, 2001 among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc. as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston as the Syndication Agent for the Lenders and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.14	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.15
First Amendment to Stockholders and Registration Rights Agreement, dated as of January 16, 2002, by and among Duane Reade Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.9 to the Convertible Notes S-3).
10.16
Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).

10.17
Amended and Restated Employment Agreement, dated August 12, 2002, between the Company and Anthony J. Cuti (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002).
10.18
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 9, 2002, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
10.19
Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 25, 2002, among Duane Reade, as the Borrower, Duane Reade Inc. and DRI I Inc., as the Parent Guarantors, Various Financial Institutions set forth therein, as the Lenders, Credit Suisse First Boston, as the Syndication Agent for the Lenders, and Credit Lyonnais New York Branch, as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002).
10.20
Shareholder Rights Agreement, dated as of September 12, 2002, between the Company and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 12, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
23.0	Consent of Independent Accountants (incorporated by reference to Exhibit 23.0 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002 (the "2002 10-K")).
99.1 *	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO.

*
furnished herewith

(b)
Reports on Form 8-K:

        On April 24, 2003, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company's financial results for the 13 weeks ended March 29, 2003 and its outlook for the second quarter and remainder of the 2003 fiscal year.

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

Dated: May 12, 2003	DUANE READE, Inc. (Registrant)

	By:	/s/ JOHN K. HENRY
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 12, 2003.

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

Dated: May 12, 2003	DRI, Inc.

	By:	/s/ JOHN K. HENRY
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 12, 2003 by:

SIGNATURES	TITLES

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003
DUANE READE

By:	DRI I Inc., a general partner	By:	Duane Reade Inc., a general partner

By:	/s/ JOHN K. HENRY	By:	/s/ JOHN K. HENRY
Name:	John K. Henry	Name:	John K. Henry
Title:	Senior Vice President and Chief Financial Officer	Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 12, 2003 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

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

Dated: May 12, 2003	DUANE READE REALTY, Inc.

	By:	/s/ JOHN K. HENRY
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 12, 2003 by:

SIGNATURES	TITLES

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003	DUANE READE INTERNATIONAL, Inc.

	By:	/s/ JOHN K. HENRY
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 12, 2003 by:

SIGNATURES	TITLES

/s/ GARY CHARBONEAU Gary Charboneau	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATIONS

        I, Anthony J. Cuti, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Duane Reade Inc;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By:	/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director Anthony J. Cuti (Principal Executive Officer)

CERTIFICATIONS

        I, John K. Henry, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Duane Reade Inc;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By:	/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

INDEX
  ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Operations (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS