Form 10-Q
period 2004-09-25
DUANE READE INC
filed 2004-11-15
CIK 895364

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 25, 2004.	Commission file number 001-13843

DUANE READE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3164702
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2):

Yes ☐  No ☒

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

Consolidated Statements of Operations (Unaudited) -

For the period from July 31, 2004 through September 25, 2004 for the Successor and the periods from June 27, 2004 through July 30, 2004 and December 28, 2003 through July 30, 2004 and the 13 Weeks and 39 Weeks Ended September 27, 2003 for the Predecessor

Consolidated Balance Sheets-
As of September 25, 2004 (Unaudited) for the Successor and December 27, 2003 for the Predecessor

Consolidated Statements of Cash Flows (Unaudited) -
For the period from July 30, 2004 through September 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the 39 Weeks Ended September 27, 2003 for the Predecessor

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. – CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

SIGNATURES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

•                                          the competitive environment in the drugstore industry in general and in the New York greater metropolitan area;

•                                          the ability to open and operate new stores on a profitable basis and to increase sales in existing stores;

•                                          the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription reimbursement rates;

•                                          the continued efforts of federal, state and municipal government agencies to reduce Medicaid reimbursement rates, modify Medicare benefits and/or reduce prescription drug costs;

•                                          our significant indebtedness;

•                                          the strength of the economy in general and the economic conditions in the New York greater metropolitan area, in particular, including changes in consumer purchasing power and/or spending patterns;

•                                          changes in the cost of goods and services;

•                                          trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications and the increasing market share on the part of internet-based and mail-order-based providers;

•                                          labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

•                                          changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries and changes in minimum wage rates;

•                                          liability and other claims asserted against us including the items discussed under Part II, Item 1-Legal Proceedings;

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

•                                          the outcome of the legal proceedings that have been instituted against us and others following announcement             of our merger agreement with Duane Reade Acquisition Corp. and Duane Reade Shareholders, LLC;

•                                          the continued impact of, or new occurrences of, terrorist attacks in the New York greater metropolitan area and any actions that may be taken by federal, state or municipal authorities in response to or in anticipation of such occurrences;

•                                          changes in our acquisition and capital expenditure plans;

•                                          our ability to continue to secure suitable new store locations under acceptable lease terms;

•                                          our ability to successfully implement and manage new computer systems and technologies;

•                                          our ability to limit fraud and shrink;

•                                          demographic changes; and

•                                          other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this filing. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements.

We caution you that the areas of risk described above may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess the impact, if any, of such risks on our businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, you should keep in mind that any forward-looking statement made in this filing might not occur.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duane Reade Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	Successor	Predecessor
	Period from July 31, 2004 through Sept. 25, 2004	Period from June 27, 2004 through July 30, 2004	Three Months Ended September 27, 2003	Period from Dec. 28, 2003 through July 30, 2004	Nine Months Ended September 27, 2003

Net sales	$217,556	$132,085	$338,630	$846,842	$1,027,398
Cost of sales	172,765	104,421	266,520	663,223	808,124
Gross profit	44,791	27,664	72,110	183,619	219,274
Selling, general & administrative expenses	37,355	23,726	56,296	142,293	167,130
Labor contingency expense	689	411	—	2,611	—
Transaction expense	37,118	386	—	3,005	—
Depreciation and amortization	7,280	3,596	8,162	21,902	23,874
Store pre-opening expenses	366	105	154	470	798
Other	25,291	—	—	—	—
	108,099	28,224	64,612	170,281	191,802
Operating (loss) income	(63,308)	(560)	7,498	13,338	27,472
Interest expense, net	6,283	1,283	3,386	7,977	10,452
Debt extinguishment	—	—	707	—	812

(Loss) income before income taxes	(69,591)	(1,843)	3,405	5,361	16,208
Income tax (benefit) provision	(32,048)	(1,325)	1,499	1,555	7,132

Net (loss) income	$(37,543)	$(518)	$1,906	$3,806	$9,076

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	Successor	Predecessor
	September 25, 2004	December 27, 2003
	(Unaudited)
ASSETS
Current Assets
Cash	$1,377	$1,252
Receivables, net	56,686	53,689
Inventories, net	264,064	259,765
Deferred income taxes	20,590	8,150
Prepaid expenses and other current assets	19,224	19,504
TOTAL CURRENT ASSETS	361,941	342,360

Property and equipment, net	194,809	189,469
Goodwill, net	188,892	161,318
Deferred income taxes	—	5,543
Other assets	217,508	88,836
TOTAL ASSETS	$963,150	$787,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,323	$85,258
Accrued interest	3,839	1,633
Other accrued expenses	63,747	27,489
Current portion of capital lease obligations	762	422
TOTAL CURRENT LIABILITIES	148,671	114,802

Long-term debt	502,971	271,385
Capital lease obligations, less current portion	2,209	1,103
Deferred income taxes	17,196	—
Other non-current liabilities	90,149	62,915
TOTAL LIABILITIES	761,196	450,205

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none (Predecessor)		—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none (Predecessor)		—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding; 24,403,550 shares (Predecessor)		244
Common stock, $0.01 par; authorized 1,000 shares; issued and outstanding; 100 shares (Successor)	—
Paid-in capital	239,497	331,917
Retained earnings	(37,543)	5,160
TOTAL STOCKHOLDERS’ EQUITY	201,954	337,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$963,150	$787,526

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Successor	Predecessor
	Period from July 30, 2004 through Sept. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004	Nine Months Ended September 27, 2003

Cash flows (used in) provided by operating activities:
Net (loss) income	$(37,543)	$3,806	$9,076
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,012	23,002	25,333
Deferred income taxes	(32,047)	1,480	5,706
Debt extinguishment	—	—	730
Non-cash rent expense	1,252	3,406	6,380
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(2,523)	(474)	(1,117)
Inventories	(6,567)	4,015	(22,767)
Accounts payable	14,842	(19,777)	12,057
Prepaid and accrued expenses	27,207	6,492	(259)
Other assets and liabilities, net	5,372	(400)	(5,375)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(21,995)	21,550	29,764

Cash flows used in investing activities:
Capital expenditures	(4,571)	(17,552)	(34,523)
Lease acquisition, customer file and other costs	(7,633)	(14,925)	(11,261)
Purchase of Duane Reade	(413,684)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(425,888)	(32,477)	(45,784)

Cash flows from financing activities:
Repayment of term notes	—	—	(65,091)
Retirement of senior subordinated notes	—	—	(1,621)
Proceeds from term notes	155,000	—	—
Proceeds from senior subordinated notes	195,000	—	—
Repurchase of senior convertible notes	(201,000)	—	—
Borrowing from revolving credit facility	71,594	10,992	82,416
Proceeds from exercise of stock options	—	1,126	—
Additional capital	239,498	—	—
Deferred financing costs	(12,050)	(840)	(2,191)
Repayments of capital lease obligations	(120)	(265)	(373)
NET CASH PROVIDED BY FINANCING ACTIVITIES	447,922	11,013	13,140

Net increase (decrease) in cash	39	86	(2,880)
Cash at beginning of period	1,338	1,252	4,183
Cash at end of period	$1,377	$1,338	$1,303

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements

(dollars in thousands, except per share data)

1. Basis of Presentation

On July 30, 2004, Duane Reade Inc. was acquired through a merger transaction with Duane Reade Acquisition Corp. (“Duane Reade Acquisition”), a wholly owned subsidiary of Duane Reade Holdings, Inc. and an affiliate of Oak Hill Capital Partners, L.P. (“Oak Hill”), a private equity firm (the “Acquisition”). The Acquisition was accomplished through the merger of Duane Reade Acquisition into Duane Reade Inc., with Duane Reade Inc. being the surviving entity.

The accompanying financial statements designated as the “Successor” are the financial statements of Duane Reade Inc. and subsidiaries for periods subsequent to July 30, 2004.  Although Duane Reade Inc. was the legal entity that remained after the Acquisition, all financial statements for periods prior to and including July 30, 2004, the date of the Acquisition, are referred to as the financial statements of the “Predecessor.” The “Company” refers to the operations of Duane Reade Inc. and subsidiaries for both the Predecessor and Successor periods.

The Acquisition was accounted for in accordance with the purchase method of accounting. Accordingly, the purchase price of the Acquisition has been allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. This allocation is preliminary and includes a number of estimates which, upon further evaluation, may require modification.

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the “Company”), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Predecessor’s Annual Consolidated Financial Statements for the year ended December 27, 2003. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Predecessor’s Consolidated Financial Statements included in its Annual Report on Form 10-K, as amended to date, for the year ended December 27, 2003. The Unaudited Consolidated Interim Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiaries, each of which, other than Duane Reade, a New York general partnership which is the Companys’ principal operating company and of which the Company is a general partner (“Duane Reade GP”), is a guarantor of the Company’s various debt instruments. Duane Reade GP is a co-obligor under each of the Company’s debt facilities. Accordingly, the Unaudited Consolidated Interim Financial Statements present the consolidated assets and operations of the subsidiary guarantors.  The guarantees of the subsidiary guarantors, which relate to the Company’s obligations under its debt and credit agreements, are full and unconditional, joint and several.

2.  Acquisition by Oak Hill Capital Partners, L.P.

At the special meeting of the Company’s stockholders held on July 26, 2004, a total of 15,436,702 shares, representing 62.9 % of the total outstanding shares of common stock as of the June 3, 2004 record date, were voted in favor of the adoption of the merger agreement. The Acquisition was unanimously approved by the independent members of Duane Reade Inc.’s board of directors, who resigned from the board on July 30, 2004 in anticipation of the completion of the Acquisition. Under the terms of the merger agreement, the Company’s stockholders received $16.50 per share in cash, without interest. The aggregate value of the merger transaction was approximately $744 million, including transaction expenses and the repayment of indebtedness. The equity financing necessary for the merger was provided by Oak Hill and an affiliate equity fund, Oak Hill Capital Management Partners, L.P. as well as several co-investors selected by Oak Hill to participate in the transaction. The debt financing necessary for the merger was provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Anthony J. Cuti, the Company’s Chairman, President and CEO, the Company’s Senior Vice Presidents and certain other members of management have equity interests in the acquiring entity and have continued in the same management positions after the Acquisition.  The new board of directors is comprised of certain executives of Oak Hill and Mr. Cuti. As a result of the stockholders’ approval of the merger agreement and the satisfaction of all other conditions to the merger, the merger and related financings were consummated on July 30, 2004.

The following pro-forma financial information presents operating data for the quarters and nine month periods ended September 25, 2004 and September 27, 2003 as if the Acquisition has occurred on December 29, 2002. The pro-forma information assumes that the transaction occurred as described above and that certain transaction related expenses which are recorded in the 2004 unaudited financial statements would have been incurred in 2003. The pro-forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on December 29, 2002, or future results of operations.

	13 Weeks Ended		39 Weeks Ended
	Sept 25, 2004	Sept 27, 2003	Sept 25, 2004	Sept 27, 2003

Sales	$349,641	$338,630	$1,064,398	$1,027,398

Net Loss	$(5,657)	$(2,352)	$(9,569)	$(39,976)

3. National Labor Relations Board Decision

The Company is a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trade Council (“ATC”) over whether a negotiating impasse was reached between the Company and the union in August of 2001. The ATC represents employees in 139 of the Company’s stores pursuant to a collective bargaining agreement that expired on August 31, 2001. The employees have been working pursuant to the terms of the Company’s December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. The Company believes an impasse did occur and as a result, the Company had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because its past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of the Company’s employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by the full NLRB on September 15, 2004. If it is enforced by the circuit court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its ATC employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The full NLRB decision is subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that it has numerous meritorious defenses and arguments in response to the NLRB’s decision.

In light of the foregoing, while it is the Company’s belief that the final financial outcome of this litigation cannot be determined at this time, under the provisions of Statement of Financial Accounting Standard (“FAS”) No. 5 which addresses contingencies, the Company recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and additional pre-tax charges of $1.1 million in each of the quarters ended March 27, 2004 and June 26, 2004, $0.4 million in the period from June 27, 2004 through July 30, 2004 and $0.7 million during the period from July 31, 2004 through September 25, 2004. These charges represent the current best estimate of the loss that would result upon application of the NLRB’s decision. The Company notes that such charges were based upon the facts available to it at the time. In the Company’s opinion, such charges could be subject to significant modification in the future, upon review by the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through September 25, 2004, reduced by a portion of the benefits the Company paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until September 25, 2004. While this represents the Company’s current best estimate of the NLRB’s decision, the Company believes that the actual range of loss in this matter could be from $0, if the NLRB’s decision is not followed, to approximately $30 million, if the NLRB’s decision is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, the Company will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charge recorded in the 2003 financial statements.

4. Recently Issued Accounting Pronouncements

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, the Company adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

The Company previously adopted FAS No. 123, “Accounting for Stock-Based Compensation” and, as permitted under FAS No. 123, has elected the disclosure-only provisions. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (dollars in thousands):

	Successor	Predecessor
	Period from July 31, 2004 through Sept. 25, 2004	Period from June 27, 2004 through July 30, 2004	3 Months Ended Sept. 27, 2003	Period from Dec. 28, 2003 through July 30, 2004	9 Months Ended Sept. 27, 2003

Net (loss) income, as reported	$(37,543)	$(518)	$1,906	$3,806	$9,076

Adjust: Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax effects.	—	(335)	(378)	(2,607)	8,640

Pro forma net (loss) income	$(37,543)	$(853)	$1,528	$1,199	$17,716

As described in previous SEC filings issued during 2003, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer. The pro forma income shown in the table above for the nine months ending September 27, 2003 includes the reversal of pro forma expenses previously disclosed totaling $9.7 million, related to the granting of these original options.  On October 1, 2003, the Company issued 1,320,947 options at an exercise price of $16.55 per share to replace those options exchanged in connection with the Stock Option Exchange Offer. As a result, beginning in the fourth quarter of 2003, the Company has been incurring pro forma compensation expense which reflects the fair value of the replacement stock options granted.

The pro forma compensation (expense) income for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions for each of the periods shown: dividend yield of 0%, expected volatility of 50%, risk free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future periods since options vest over several years and options granted prior to 1995 are not considered.

On July 30, 2004, as a result of the Acquisition, all stock options, whether or not then vested, with an exercise price of $16.50 or more per share were cancelled without any payment therefore, and the remaining “in the money” options (excluding certain management options that were forfeited in connection with the Acquisition), whether or not then vested, with exercise prices of less than $16.50 per share were converted into the right to receive the excess of $16.50 per share over the exercise price of each of the options. As a consequence, subsequent to the July 30, 2004 transaction date, all options issued by the Predecessor to purchase previously existing Duane Reade Inc. common stock ceased to exist.

5. Inventory and Cost of Sales

At September 25, 2004, inventories, consisting solely of finished goods, would have been greater by $1.0 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market-related data, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. For the periods from July 31, 2004 through September 25, 2004 and June 27, 2004 through July 30, 2004, other real estate-related income amounted to $0.1 million and $0.0 million, respectively, as compared to $0.1 million in the three months ended September 27, 2003, and for the periods from July 31, 2004 through September 25, 2004 and December 28, 2003 through July 30, 2004, other real estate-related income amounted to $0.1 million and $2.0 million, respectively, as compared to $1.4 million in the nine months ended September 27, 2003. There was no income realized from the sale of market-related data in any of the periods presented.

6. Acquisitions

During each of the periods attributable to the “Successor” and “Predecessor” financial statements, the Company acquired pharmacy customer files, which were merged into existing stores, and the operations, including certain lease-related assets, of a number of pharmacy establishments, which were operated as new stores.  The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	Successor	Predecessor
	Period from July 31, 2004 through Sept. 25, 2004	Period from June 27, 2004 through July 30, 2004	3 Months Ended Sept. 27, 2003	Period from Dec. 28, 2003 through July 30, 2004	9 Months Ended Sept. 27, 2003

Customer prescription files	—	1	1	6	7
Pharmacy establishments	4	—	—	1	2
Total acquisitions	4	1	1	7	9

Cash acquisition cost	$6.4	$1.7	$0.1	$9.1	$6.2
Total acquisition cost	$6.4	$1.7	$0.1	$9.1	$6.2

Purchase price allocation:
Identifiable intangibles	$5.1	$0.8	$—	$7.2	$3.9
Goodwill	—	0.6	—	0.9	0.9
Inventory	1.3	0.3	0.1	1.3	1.1
Property and equipment	0.3		—	—	0.5
Accruals and liabilities	(0.3)		—	(0.3)	(0.2)
Total	$6.4	$1.7	$0.1	$9.1	$6.2

The acquired operations have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on sales or results of operations of the Company for the periods presented.

7. Debt

Long-term debt is composed of the following (in thousands):

	Successor	Predecessor
Description of Instrument	Balance at Sept. 25, 2004	Balance at Dec. 27, 2003

Revolving Credit Facility	$152,939	$70,353
Term Loan Facility	155,000	—
9 3/4% Senior Subordinated Notes due 2011	195,000	—
2.1478% Senior Convertible Notes due 2022	32	201,032
	502,971	271,385
Less - Current Portion	—	—
Total Long Term Debt	$502,971	$271,385

Revolving Credit Facility

On July 21, 2003, Duane Reade GP entered into a new credit facility (the “Credit Agreement”). This Credit Agreement is an asset-based revolving loan which used a pre-determined percentage of the current value of the Company’s inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. Prior to the amendment described below, the obligations of the Company under the Credit Agreement were collateralized by substantially all of the assets of the Company. In addition, the Credit Agreement was guaranteed by each of the Company’s corporate subsidiaries, and such guarantees were collateralized by substantially all assets of such guarantors.  The Credit Agreement is scheduled to mature on July 20, 2008.

The Credit Agreement contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant did not become applicable during the period. There are no credit ratings related triggers in the Credit Agreement that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

On July 22, 2004, in connection with the Acquisition, the Credit Agreement was amended (the “Amended Credit Agreement”) to increase the Company’s borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of the Company’s selected inventory, pharmacy prescription files and selected accounts receivable. The Amended Credit Agreement includes a $50 million sub-limit for the issuance of letters of credit.  Obligations under the revolving loan facility are collateralized by a first priority security interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the amended facility, Duane Reade GP is the borrower. The amended facility is guaranteed by Duane Reade Holdings, the Company and each of its domestic subsidiaries other than Duane Reade GP. Revolving loans under the Amended Credit Agreement, at the Company’s option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based.

At September 25, 2004, there was $152.9 million outstanding under the revolving credit facility, and approximately $93.7 million of remaining availability, net of $2.9 million reserved for standby letters of credit.

Senior Term Loan Facility

On July 30, 2004, in connection with the Acquisition, the Company entered into a Senior Term Loan in the principal amount of $155 million. This loan will mature on July 30, 2010. While there are no scheduled principal payments over its term, the Company will be required to prepay the senior term loan together with accrued interest thereon, with (a) all net cash proceeds (i) from sales of property and assets by Duane Reade Holdings and its subsidiaries (excluding sales of inventory in the normal course of business and certain other exceptions described in the Senior Term Loan), (ii) of extraordinary receipts, casualties and condemnations as defined in the Senior Term Loan and (iii) from the issuance or incurrence of additional debt of Duane Reade Holdings or any of its subsidiaries other than certain identified indebtedness permitted under the Senior Term Loan, (b) 50.0% of all net cash proceeds from the issuance of additional equity of Duane Reade Holdings or any of its subsidiaries (excluding equity issued to Oak Hill and other exceptions specified in the Senior Term Loan) and (c) 50.0% of excess cash flow of Duane Reade Holdings and its subsidiaries (beginning with the fiscal year ending December 2005).  Loans under the Senior Term Loan facility, at the Company’s option, bear interest at a rate per annum of (i) the reserve-adjusted LIBOR plus an applicable margin of 3.25%; or (ii) 2.25%, plus the higher of (a) the prime rate of Bank of America, N.A. and (b) the Federal Funds rate plus 0.50%. Duane Reade GP became a co-obligor under the Senior Term Loan upon the closing of the Acquisition.  All obligations under the Senior Term Loan are guaranteed by Duane Reade Holdings and each of the Company’s existing subsidiaries, other than Duane Reade GP, and will be guaranteed by future subsidiaries except certain foreign subsidiaries. The Senior Term Loan is collateralized by a first priority security interest in substantially all of the Company’s assets other than those assets in which the lenders under the Amended Credit Agreement have a first priority interest.  The Senior Term loan is also collateralized by a second priority security interest in all collateral pledged on a first priority basis to lenders under the Amended Credit Agreement.  The Senior Term Loan also contains affirmative and negative covenants customary for a senior term loan facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions.  The Senior Term Loan also requires Duane Reade Holdings and its subsidiaries to maintain a maximum leverage ratio and a minimum interest coverage ratio. There are no credit ratings related triggers in the Senior Term Loan Facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

$195 Million 9 3/4% Senior Subordinated Notes Due 2011

On July 30, 2004, upon completion of the Acquisition, the Company entered into an Indenture for $195 million of 9 3/4% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”).  The Senior Subordinated Notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005, to the holders of record on the immediately preceding January 15 and July 15. The Senior Subordinated Notes are uncollateralized obligations and subordinated in right of payment to all of the Company’s existing and future unsubordinated indebtedness, including borrowings under the Amended Credit Agreement (as defined above) and the Senior Term Loan (as defined above). The Senior Subordinated Notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The Senior Subordinated Notes are guaranteed on an uncollateralized, senior subordinated basis by all of the Company’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the Senior Subordinated Notes. The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after August 1, 2008, at a redemption price of 104.875% declining to par on August 1, 2010, plus accrued and unpaid interest. In addition, the Company, Duane Reade Shareholders or Duane Reade Holdings, at the Company’s option, can redeem up to 35% of the Senior Subordinated Notes before August 1, 2007 with the net cash proceeds from certain equity offerings. Upon the occurrence of specified change of control events, the Company and Duane Reade GP will be required to make an offer to repurchase all of the Senior Subordinated Notes at 101% of the outstanding principal amount of the Senior Subordinated Notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the Senior Subordinated Notes contains certain affirmative and negative covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Subordinated Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by the Company’s subsidiaries. Under a registration rights agreement entered into as part of the offering of the Senior Subordinated Notes, the Company is required to (i) file a registration statement with the SEC within 120 days after the completion of the Acquisition, (ii) use its reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of the Acquisition, and (iii) use its reasonable best efforts to complete the exchange offer within 210 days after the Acquisition is completed.  There are no credit ratings related triggers in the Senior Subordinated Notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

2.1478% Senior Convertible Notes due April 16, 2022

On April 16, 2002, the Company completed an offering of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the “Convertible Notes”). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, the Company repurchased a total of $30.5 million principal value of the Convertible Notes at an average purchase price of $486.99 per $1,000 note, resulting in the then remaining net outstanding balance of $201.0 million. Because the Acquisition constituted a “change of control” under the indenture governing the Convertible Notes, the Company offered to repurchase all of the outstanding Convertible Notes. As a result, on September 13, 2004, the Company repurchased all but $55,000 aggregate principal amount at maturity of Convertible Notes for $201.0 million plus $3.1 million of accrued and unpaid interest.

Holders of the Convertible Notes may require the Company to purchase all or a portion of their notes on April 16, 2007 at a price of $572.76 per note plus accrued cash interest, if any; on April 16, 2012 at a price of $689.68 per note plus accrued cash interest, if any; and on April 16, 2017 at a price of $830.47 per note plus accrued cash interest, if any. The Company may choose to pay the purchase price of such notes in cash or common stock or a combination of cash and common stock. In addition, each holder may require the Company to purchase for cash all or a portion of such holder’s notes at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the date of purchase if the Company experiences a change of control.

In connection with the planned consummation of the Acquisition, the Company, Duane Reade Shareholders, LLC, the indirect parent of Duane Reade Acquisition Corp. and each of the subsidiaries of the Company that are guarantors of the Convertible Notes entered into a supplemental indenture.  Pursuant to the supplemental indenture, as a result of the merger of Duane Reade Acquisition Corp. with and into the Company, the Convertible Notes may only be converted into the right to receive from the Company $16.50 (in cash and without interest) per share of the Company’s common stock issuable to a holder of Convertible Notes in connection with such conversion. These notes are not considered to be potential common shares, and are not included in the calculation of diluted earnings per share, as the Company intends to settle any conversions in cash.

8. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. During the predecessor period of December 28, 2003 through July 30, 2004, the effective tax rate of 29% reflects the impact of an allocated portion of these tax credits applied against the pre-tax income recorded by the predecessor entity.  The effective tax rate of 46% recorded by the Company during the period following the Acquisition is reflective of the substantial pre-tax loss incurred as a result of the transaction-related expenses, plus the impact of the remainder of the tax credits allocated to the post-Acquisition period. The employment tax credits represent the economic benefits earned by the Company for its participation in various federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

9. Commitments and Contingencies

The Company is a party to legal actions arising in the ordinary course of business. Based on information presently available to management, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operation or cash flows of the Company. In addition, the Company is a party to the following legal actions and matters:

During 2002, the Company initiated a legal action against its former property insurance carrier in Federal Court in the Southern District of New York, in an attempt to recover what the Company believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which the Company’s single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company has received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an arbitrator (to resolve differences between the two appraisers) who will determine the amount of insured loss the Company has sustained. The insurance carrier has appealed a number of the rulings by the trial court. In light of both the early state of the appraisal process and the inherent uncertainty in litigation relating to the appeal, the amount of additional insurance proceeds, if any, the Company may collect under the terms of its insurance contract with the defendant cannot be reasonably predicted or determined at this time, and therefore, the Company has not accrued any additional income related to this potential settlement. In fiscal 2002, the Company received an advance of approximately $9.4 million toward its business interruption claim that was recognized as a separate component of income in the Company’s consolidated statement of income. In the event of an unfavorable outcome to the Company, this amount would not be required to be returned to the insurance company.

The Company, Anthony J. Cuti, its Chairman, President and Chief Executive Officer, John K. Henry, its Senior Vice President and Chief Financial Officer, and Gary Charboneau, its Senior Vice President of Sales and Marketing, were named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which was in the United States District Court for the Southern District of New York, was on behalf of shareholders who purchased Duane Reade Inc.’s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which sought an unspecified amount of damages, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company’s motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs subsequently filed an appeal. On August 17, 2004, the US Court of Appeals affirmed the district court’s ruling in favor of the Company.

The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. In December 2003, the Company settled the issue of the amount of its liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with the Company’s previously established reserves. By a decision dated August 4, 2004, the district court awarded the plaintiffs certain attorneys’ fees in this matter. The Company has fully reserved the amount of the fees in question and has appealed this award to the US Circuit Court of Appeals.

The Company is a party to related lawsuits, Irving Kroop, et al. v. Duane Reade, NY, NY et al., 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through July 31, 2001. By decisions dated August 5, 2004 and September 27, 2004, the District Court awarded judgment to the funds on certain aspects of their complaints. These partial judgments, for which the Company has provided adequate reserves, are subject to further appeal by the Company. The remaining unresolved portions of the plaintiffs’ claims are still being litigated and accordingly, the Company intends to continue to vigorously defend itself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of additional liability the Company may face, if any.

The Company is involved in an ongoing dispute with Cardinal Health, one of its former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney’s fees and interest. While there can be no definitive assurance, the Company believes it has counterclaims that offset the claims against it by Cardinal, as well as meritorious defenses to these claims, and plans to vigorously pursue its affirmative claims and to vigorously defend itself in this action. Non-party discovery in this case has been concluded and it is expected to go to trial sometime in 2005.

The Company is involved in litigation related to a dispute with the Allied Trades Council, a union representing employees in 139 of its stores. This litigation is more fully described in Note 3 to these Unaudited Consolidated Interim Financial Statements.

A New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon the Company’s New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of the Company’s own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by the Company at this time.

Litigation Relating to the Merger Transaction:  Duane Reade is aware of six purported class action complaints challenging the merger transaction consummated by the Company and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on Duane Reade.  The Delaware Complaints name Mr. Cuti and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint. The Company believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.1% and 54.5% of our sales in the quarter and nine months ended September 25, 2004, respectively, and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than other major conventional drug store chains, which average between 30% to 40%, but as is the case with most other drug store chains, represents a decreasing share of business year after year due to the faster rate of pharmacy sales growth. Our pharmacy sales include all items we sell by prescription filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

Sales to third party prescription plans represented 92.3% and 92.2% of our pharmacy sales in the quarter and nine months ended September 25, 2004, respectively. The pharmacy portion of our business is subject to a number of federal, state and local regulations that govern the conduct of this business. The high rate of growth in pharmacy sales has been due to a number of favorable demographic and industry trends such as the aging of the population, expanding penetration of third party private and government-sponsored coverage and the increasing usage of prescription drugs to improve quality of life and in place of medical procedures. Along with the fast pace of growth in this area have come generally higher rates of product cost inflation, resulting in an increased focus on the part of both government and private plans to control their costs of providing these benefits. As a result, pharmacy gross margins have been under pressure.

During 2003, President Bush signed legislation that will expand Medicare coverage of prescription drugs for senior citizens not participating in third party plans, which represent less than 2% of our total revenue. This new Medicare coverage is planned to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented and is expected to remain in effect until the full Medicare program takes effect in 2006. This temporary program has also resulted in lower pharmacy margins than those previously realized on prescriptions that were not subject to third party plan reimbursement. Based on our experience over time, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs will offset the effect of lower margins on our revenues.

In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. The most recent reductions became effective on October 1, 2004, and are expected to reduce reimbursements by approximately $1.4 million on an annual basis.

While retaining its high rate of growth in 2003, the retail pharmacy industry experienced substantially reduced rates of pharmacy same-store sales growth resulting from a decline in the demand for hormonal replacement drugs, conversion of some high volume prescription drugs to over-the-counter status, increased levels of required co-payments by insurers, increased utilization of lower priced generic medications, increased penetration by mail order and internet-based pharmacies and reductions in coverage resulting from high unemployment rates. While there has been some improvement in employment trends during 2004, these same factors have generally continued to restrain pharmacy sales growth.

We operate approximately 85% of our 255 stores in New York City and therefore our financial performance is heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance.

The New York City economy continues to experience higher rates of unemployment than the national economy overall. The September seasonally adjusted unemployment data for New York City indicated an unemployment rate of 6.9% compared to a national average of 5.4%. While still trailing the national averages, the New York City unemployment rate does reflect an improvement as compared to the monthly average rate of 8.5% reported for the first quarter of this year. We believe that these trends reflect an improved fiscal situation for the city overall that is consistent with the early stages of an improving local economy.

On July 30, 2004 we were acquired through a merger transaction with Duane Reade Acquisition Corp. (“Duane Reade Acquisition”), a wholly owned subsidiary of Duane Reade Holdings, Inc. and an affiliate of Oak Hill Capital Partners, L.P. (“Oak Hill”), a private equity firm (the “Acquisition”). The aggregate value of the Acquisition was approximately $744 million, including transaction expenses and the repayment of a portion of our indebtedness.  As a result of the Acquisition, our shares are no longer listed on the New York Stock Exchange and Duane Reade has continued its operations as a privately held company. Each share of Duane Reade’s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

Oak Hill, certain related entities and several co-investors funded the equity for the Acquisition. The funding also included third-party debt financings, including the issuance of 9.75% Senior Subordinated Notes due 2011 in a principal amount of $195 million, a new senior secured term loan facility in an aggregate amount of $155 million and an increase of our existing revolving credit facility with Banc of America Retail Group to $250 million, that resulted in approximately $90.4 million of borrowing capacity after completion of the merger. As a result of the Acquisition, on September 13, 2004, we completed a Change of Control offer to repurchase our outstanding Convertible Notes, and, as a result, all but $55,000 principal amount at maturity of the $351.0 million total outstanding principal amount at maturity were repurchased.

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which resulted in new valuations for our and our subsidiaries’ assets and liabilities based on fair values as of the date of the acquisition.  These valuations are preliminary and are based upon information that was available to management at the time the financial statements were prepared. Accordingly, these purchase price allocations may change based upon our final valuations, some of which will be based on third party appraisals currently being conducted. The Company fully expects to complete these valuations and the final allocation of the purchase price within the allowable one year timeframe after the closing of the transaction.

Results of Operations

As a result of the Acquisition and resulting change in control, under U.S. GAAP the Company is required to present separately its operating results for the predecessor periods in the 2004 fiscal year (June 27, 2004 through July 30, 2004 and December 28, 2003 through July 30, 2004) and the successor period in the 2004 fiscal year (July 31, 2004 through September 25, 2004). In the following discussion, these are compared to the full fiscal third quarter and year-to-date predecessor periods ended September 27, 2003. Management believes this is the most practical way to comment on the results of operations.

The Period from July 31, 2004 through September 25, 2004 for the Successor and the period from June 27, 2004 through July 30, 2004 for the Predecessor Compared to the Three Months Ended September 27, 2003 for the Predecessor

For the period from July 31, 2004 through September 25, 2004, we achieved net sales of $217.6 million and sustained a net loss of $37.5 million, and for the period from June 27, 2004 through July 30, 2004, we achieved net sales of $132.1 million and incurred a net loss of $0.5 million, as compared to aggregate net sales of $338.6 million and net income of $1.9 million in the third quarter of the previous year. For the 2004 periods subsequent to and prior to the Acquisition, gross profit margins were 20.6% and 20.9%, respectively, as compared to 21.3% in the third quarter of last year. The decrease was primarily attributable to front-end same-store sales declines in both the predecessor and successor period of the current year’s third quarter that resulted in our inability to leverage increased new store occupancy expenses. Overall product gross margins which exclude occupancy costs were slightly higher than the previous year in both the predecessor and successor periods. In addition to the decrease in gross profit margins, net income declined principally due to the following factors:

•                  Pre-tax transaction expenses of $37.1 million in the successor period ended September 25, 2004 and $0.4 million in the predecessor period ended July 30, 2004 that were related to the Acquisition, including certain change-of-control payments to management and contractual fees payable to Oak Hill upon consummation of the transaction;

•                  Expenses associated with the CEO Supplemental Executive Retirement Plan termination and other compensation related costs incurred in connection with the Acquisition;

•                  An increase in amortization expense of $2.1 million in the current year’s successor period attributable to the preliminary acquisition related purchase accounting adjustments to the valuation of store leases and prescription pharmacy files under FAS 141. The balance of the increase is attributable to the depreciation of capital expenditures and amortization of intangibles acquired in 2003 and 2004 that impact both the successor and predecessor periods of the current year;

•                  Increased store pharmacy labor costs incurred in both the successor and predecessor periods that were required to maintain hiring rates in line with the local market;

•                  Pre-tax labor contingency expenses of $1.1 million related to a National Labor Relations Board ruling in a collective bargaining agreement litigation related to the funding of certain employee benefit funds (see Note 3 to the Unaudited Consolidated Interim Financial Statements);

•                  Increased advertising and promotional expenses in both the successor and predecessor periods of the current year to stimulate sales; and

•                  Increased legal and litigation related expenses associated with certain labor issues, our attempt to recover the balance of our World Trade Center business interruption insurance claim and various other matters, as well as $0.6 million related to a litigation settlement.

The following sets forth the results of operations for the periods indicated:

	Successor		Predecessor
	Period from July 31, 2004 through September 25, 2004		Period from June 27, 2004 through July 30, 2004		3 Months Ended September 27, 2003
In thousands, except percentages	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$217,556	100.0%	$132,085	100.0%	$338,630	100.0%
Cost of sales	172,765	79.4	104,421	79.1	266,520	78.7
Gross profit	44,791	20.6	27,664	20.9	72,110	21.3
Selling, general & administrative expenses	37,355	17.2	23,726	18.0	56,296	16.6
Labor contingency expense	689	0.3	411	0.3	—	—
Transaction expense	37,118	17.1	386	0.3	—	—
Depreciation and amortization	7,280	3.3	3,596	2.7	8,162	2.4
Store pre-opening expenses	366	0.2	105	0.1	154	0.0
Other	25,291	11.6	—	—	—	—
	108,099	49.7	28,224	21.4	64,612	19.1
Operating (loss) income	(63,308)	(29.1)	(560)	(0.4)	7,498	2.2
Interest expense, net	6,283	2.9	1,283	1.0	3,386	1.0
Debt extinguishment	—	—	—	—	707	0.2
(Loss) income before income taxes	(69,591)	(32.0)	(1,843)	(1.4)	3,405	1.0
Income tax (benefit) provision	(32,048)	(14.7)	(1,325)	(1.0)	1,499	0.4
Net (loss) income	$(37,543)	(17.3)%	$(518)	(0.4)%	$1,906	0.6%

Net sales were $217.6 million in the July 31, 2004 through September 25, 2004 period and $132.1 million in the June 27, 2004 through July 30, 2004 period. Overall, aggregate net sales increased by 3.3% as compared to net sales of $338.6 million for the third quarter of 2003. Same-store sales increased by 0.5% over the third quarter last year with the balance of the increase coming from the full quarterly results of three net new stores opened in the third quarter last year and 16 net new stores opened since the end of last year’s third quarter.

Pharmacy sales increased from $148.7 million in the third quarter of 2003 to an aggregate total of $160.4 million in the third quarter of 2004, an increase of 7.9%, and represented 45.9% of total sales, as compared with 43.9% of total sales in the third quarter of 2003. Pharmacy same-store sales increased by 5.1% over last year, and third-party reimbursed pharmacy sales represented 92.3% of total pharmacy sales compared to 91.4% in the third quarter of 2003. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003.  The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration by mail order and internet-based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

Front-end sales decreased from $189.9 million in the third quarter of 2003 to an aggregate total of $189.2 million in the third quarter of 2004, a decrease of 0.4%, and represented 54.1% of total sales, as compared to 56.1% of total sales in the third quarter of 2003. Front-end same-store sales declined by 3.2%, partly due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products. Excluding tobacco sales, front-end same-store sales decreased by approximately 2.2%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

During the period from July 31, 2004 through September 25, 2004, we opened seven stores and closed one store, and from June 27, 2004 through July 30, 2004 we opened two stores, as compared to three stores opened during the three months ended September 27, 2003. At September 25, 2004, we operated 255 stores, as compared to 239 stores at September 27, 2003.

Cost of sales as a percentage of net sales was 79.4% for the period from July 31, 2004 through September 25, 2004 and 79.1% for the period from June 27, 2004 through July 30, 2004, resulting in gross profit margins of

20.6% and 20.9%, respectively.  In the third quarter of 2003, cost of sales as a percentage of net sales was 78.7%, resulting in a gross profit margin of 21.3%.  This decrease in gross profit margins was primarily attributable to the modest rate of sales growth combined with the adverse impact of the limited access and sales disruptions associated with the Republican National Convention as well as the continuing effects of a less than robust local economy. These factors resulted in our inability to leverage increased new store occupancy expenses.  Cost of sales also includes (i) a $0.2 million LIFO provision in both the current and prior years and (ii) real-estate related income of $0.1 million in the third quarters of both 2004 and 2003.

Selling, general and administrative expenses were $37.4 million, or 17.2% of net sales, and $23.7 million, or 18.0% of net sales, in the July 31, 2004 through September 25, 2004 period and the June 27, 2004 through July 30, 2004 period, respectively, as compared to $56.3 million, or 16.6% of net sales, in the third quarter of 2003.  The increase in these expenses as a percentage of sales is primarily attributable to the increased labor costs associated with adjustments to pharmacists’ labor rates in response to increases in market salary rates for these professionals, increased advertising and promotional expenses to stimulate sales and higher legal and litigation related expenses.

Depreciation and amortization of intangibles amounted to $7.3 million and $3.6 million for the July 31, 2004 through September 25, 2004 and June 27, 2004 through July 30, 2004 periods, respectively, versus $8.2 million in the third quarter of 2003.  This increase resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles, a major portion of which resulted from pharmacy acquisitions completed since the third quarter of 2003. In addition, as at July 30, 2004, in accordance with the purchase accounting requirements of FAS 141, certain intangible assets (primarily store leases and pharmacy customer files) were written-up to their estimated fair value, resulting in incremental amortization expense of $2.1 million being recorded subsequent to that date.

We incurred store pre-opening expenses of $0.4 million in the July 31, 2004 through September 25, 2004 period, and $0.1 million in the June 27, 2004 through July 30, 2004 period, related to the opening of seven stores and two stores, respectively. In the third quarter of last year, we incurred pre-opening costs of $0.2 million, attributable to the opening of three stores.

Net interest expense for the July 31, 2004 through September 25, 2004 period was $6.3 million, and for the June 27, 2004 through July 30, 2004 period was $1.3 million. In the third quarter of 2003, net interest expense amounted to $3.4 million.  This increase was primarily attributable to the higher interest costs and increased debt in the current year’s successor period that was associated with the new debt structure resulting from the Acquisition, as compared to the lower debt levels and interest rates incurred on our revolving credit borrowings and convertible notes in the prior year.

In the third quarter of 2003, we recorded a debt extinguishment charge of $0.7 million, reflecting the accelerated amortization of the remaining deferred financing fees related to our term loans and existing revolver facility which were fully repaid in connection with the July 2003 refinancing of our Senior Credit Agreement with an asset-based revolving credit facility.

In the period from July 31, 2004 through September 25, 2004, we recorded an income tax benefit of $32.0 million, reflecting an estimated post-acquisition effective tax rate of 46.0%, inclusive of the anticipated benefits of employment tax credits. In the period from June 27, 2004 through July 30, 2004, the income tax benefit of $1.3 million reflects (i) an effective tax rate of 29% applied to the pre-tax performance for that period and (ii) a retroactive adjustment applied to the pre-tax results for the first six months of 2004, to reduce the effective tax rate from the 40% rate previously applied to the adjusted predecessor period 29% effective rate. In the comparable period last year, the income tax provision of $1.5 million reflected an estimated effective tax rate of 44.0%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs. The decrease in the current year’s effective rate reflects the combined impact of the employment tax credits and the reduced levels of pre-tax income generated by us.

The Period from July 31, 2004 through September 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 for the Predecessor Compared to the Nine Months Ended September 27, 2003 for the Predecessor

For the period from July 31, 2004 through September 25, 2004, we achieved sales of $217.6 million and sustained a net loss of $37.5 million, and for the period from December 28, 2003 through July 30, 2004, we achieved net sales of $846.8 million and generated net income of $3.8 million, as compared to aggregate net sales of $1.0 billion and net income of $9.1 million in the first nine months of the previous year. For the 2004 periods subsequent to and prior to the Acquisition, gross profit margins were 20.6% and 21.7%, respectively, as compared to 21.3% in the first nine months of last year. The lower gross profit margin in the successor period compared to the predecessor periods was primarily attributable to increased occupancy costs for new stores. Selling gross profit margins excluding store occupancy expenses increased over the previous year in both the predecessor and successor periods. Although gross profit margins for the predecessor period were higher against the prior year, net income declined principally due to the following factors:

•                  Pre-tax transaction expenses of $37.1 million in the successor period ended September 25, 2004 and $3.0 million in the predecessor period ended July 30, 2004 that were related to the Acquisition, including certain change-of-control payments to management and contractual fees payable to Oak Hill upon consummation of the transaction;

•                  Expenses associated with the CEO Supplemental Executive Retirement Plan termination and other compensation related costs incurred in connection with the Acquisition;

•                  An increase in amortization expense of $2.1 million in the current year’s successor period attributable to the preliminary acquisition related purchase accounting adjustments to the valuation of store leases and prescription pharmacy files under FAS 141. The balance of the increase is attributable to the depreciation of capital expenditures and amortization of intangibles acquired in 2003 and 2004 that impact both the successor and predecessor periods of the current year;

•                  Pre-tax labor contingency expenses of $3.3 million related to a National Labor Relations Board ruling in a collective bargaining agreement litigation related to the funding of certain employee benefit funds (see Note 3 to the Unaudited Consolidated Interim Financial Statements);

•                  Increased advertising and promotional expenses in both the successor and predecessor periods of the current year to stimulate sales; and

•                  Increased legal and litigation related expenses associated with certain labor issues, our attempt to recover the balance of our World Trade Center business interruption insurance claim and various other matters, as well as $0.6 million related to a litigation settlement.

The following sets forth the results of operations for the periods indicated:

	Successor		Predecessor
	Period from July 31, 2004 through September 25, 2004		Period from December 28, 2003 through July 30, 2004		9 Months Ended September 27, 2003
In thousands, except percentages	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$217,556	100.0%	$846,842	100.0%	$1,027,398	100.0%
Cost of sales	172,765	79.4	663,223	78.3	808,124	78.7
Gross profit	44,791	20.6	183,619	21.7	219,274	21.3
Selling, general & administrative expenses	37,355	17.2	142,293	16.8	167,130	16.3
Labor contingency expense	689	0.3	2,611	0.3	—	—
Transaction expense	37,118	17.1	3,005	0.4	—	—
Depreciation and amortization	7,280	3.3	21,902	2.6	23,874	2.3
Store pre-opening expenses	366	0.2	470	0.1	798	0.1
Other	25,291	11.6	—	—	—	—
	108,099	49.7	170,281	20.1	191,802	18.7
Operating (loss) income	(63,308)	(29.1)	13,338	1.6	27,472	2.7
Interest expense, net	6,283	2.9	7,977	0.9	10,452	1.0
Debt extinguishment	—	—	—	—	812	0.1
(Loss) income before income taxes	(69,591)	(32.0)	5,361	0.6	16,208	1.6
Income tax (benefit) provision	(32,048)	(14.7)	1,555	0.2	7,132	0.7
Net (loss) income	$(37,543)	(17.3)%	$3,806	0.4%	$9,076	0.9%

Net sales were $217.6 million in the July 31, 2004 through September 25, 2004 period and $846.8 million in the December 28, 2003 through July 30, 2004 period. Overall, sales increased by 3.6% as compared to net sales of $1.0 billion for the first nine months of 2003. Same-store sales increased by 0.8% over the comparable period last year with the balance of the increase coming from the full nine month results of 11 net new stores opened in the first nine months last year and 16 net new stores opened since the end of last year’s third quarter.

Pharmacy sales increased from $447.8 million in the first nine months of 2003 to $484.3 million in the first nine months of 2004, an increase of 8.2%, and represented 45.5% of total sales, as compared with 43.6% of total sales in the first nine months of 2003. Pharmacy same-store sales increased by 5.4% over last year, and third-party reimbursed pharmacy sales represented 92.2% of total pharmacy sales compared to 91.3% in the same period last year. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003.  The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration by mail order and internet-based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

Front-end sales increased from $579.6 million in the first nine months of 2003 to $580.1 million in the first nine months of 2004, an increase of 0.1%, and represented 54.5% of total sales, as compared to 56.4% of total sales in the first nine months of 2003. Front-end same-store sales declined by 2.8%, partly due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products.  Excluding tobacco sales, front-end same-store sales decreased by approximately 1.5%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

During the period from July 31, 2004 through September 25, 2004, we opened seven stores and closed one store, and from December 28, 2003 through July 30, 2004 we opened nine stores and closed one store, as compared to fourteen stores opened and three stores closed during the nine months ended September 27, 2003.

Cost of sales as a percentage of net sales was 79.4% for the period from July 31, 2004 through September 25, 2004 and 78.3% for the period from December 28, 2003 through July 30, 2004, resulting in gross profit margins of 20.6% and 21.7%, respectively. In the first nine months of 2003, cost of sales as a percentage of net sales was 78.7%, resulting in a gross profit margin of 21.3%. As discussed above, the lower gross profit margin results for the successor period in the current year are primarily attributable to increased new store occupancy costs that could not be leveraged against the modest sales growth experienced during the current year. Cost of sales also includes (i) a $0.7 million LIFO provision in the current year, as compared to a LIFO provision of $0.5 million in the prior year, and (ii) real-estate related income of $2.1 million and $1.4 million in the first nine months of 2004 and 2003, respectively.

Selling, general and administrative expenses were $37.4 million, or 17.2% of net sales, and $142.3 million or 16.8% of net sales, in the July 31, 2004 through September 25, 2004 period and the December 28, 2003 through July 30, 2004 periods, respectively, as compared to $167.1 million, or 16.3% of net sales, in the first nine months of 2003. The increase in these expenses as a percentage of sales is primarily attributable to (i) increased store labor and related expenses associated with higher salary rates for pharmacists in light of increased competition for these professionals that has been caused by an overall shortage in the available workforce, (ii) increased legal and litigation related expenses primarily associated with our efforts to recover our September 11 business interruption insurance claim and various union labor litigations, (iii) higher promotional and advertising costs to stimulate sales, (iv) increased litigation settlement costs and (v) severance costs associated with certain administrative staff reductions incurred during the first quarter.

Depreciation and amortization of intangibles amounted to $7.3 million and $21.9 million for the July 31, 2004 through September 25, 2004 and December 28, 2003 through July 30, 2004 periods, respectively, versus $23.9 million in the first nine months of 2003.  This increase resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles, a major portion of which resulted from pharmacy acquisitions completed since the beginning of 2003. In addition, as at July 30, 2004, in accordance with the purchase accounting requirements of FAS 141, certain intangible assets (primarily store leases and pharmacy customer files) were written-up to their estimated fair value, resulting in incremental amortization expense of $2.1 million being recorded subsequent to that date.

We incurred store pre-opening expenses of $0.4 million in the July 31, 2004 through September 25, 2004 period, and $0.5 million in the December 28, 2003 through July 30, 2004 period, related to the opening of seven stores and nine stores, respectively. In the comparable nine month period last year, we incurred pre-opening costs of $0.8 million, attributable to the opening of 14 stores.

Net interest expense for the July 31, 2004 through September 25, 2004 period was $6.3 million, and for the December 28, 2003 through July 30, 2004 period was $8.0 million. In the comparable period of 2003, net interest expense amounted to $10.5 million.  This increase in the current year was primarily attributable to the interest costs associated with increased debt and higher interest rates associated with our new debt structure resulting from the Acquisition.

In the first nine months of 2003, we recorded a debt extinguishment charge of $0.8 million, reflecting (i) the payment of early termination premiums related to the retirement of the $1.6 million outstanding balance of the 9.25% senior notes and the write-off of the remaining deferred financing costs associated with those notes and (ii) the accelerated amortization of the remaining deferred financing costs related to our term loans and existing revolver facility which were fully repaid in connection with the July 2003 refinancing of our Senior Credit Agreement with an asset-based revolving credit facility.

In the period from July 31, 2004 through September 25, 2004, we recorded an income tax benefit of $32.0 million, reflecting an estimated post-acquisition effective tax rate of 46.0%, inclusive of the anticipated benefits of employment tax credits. In the period from December 28, 2003 through July 30, 2004, the income tax provision of $1.6 million reflects an effective tax rate of 29%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $7.1 million reflected an estimated effective tax rate of 44.0%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $213.3 million as of September 25, 2004 and $227.6 million as of December 27, 2003. The decrease was primarily due to increased interest and expense accruals reflecting obligations incurred as a result of the Acquisition.  These acquisition related accruals amounted to approximately $23.4 million. Generally, working capital increases at the beginning of each month when we draw on our asset-based revolving loan facility to pay operating expenses and decreases at the end of each month as we repay those borrowings.

Net cash used in operating activities was $22.0 million in the period from July 30, 2004 through September 25, 2004 and net cash provided by operations was $21.6 million in the period from December 28, 2003 through July 30, 2004 compared to cash provided by operations of $29.8 million in the first nine month of 2003. Cash Acquisition transaction related expenses of $38.2 million accounted for the use of cash in the successor period.

Net cash used in investing activities was $425.9 million and $32.5 million, in the periods from July 30, 2004 through September 25, 2004 and December 28, 2004 through July 30, 2004, respectively, compared to $45.8 million in the first nine months of 2003. The increase in the successor period primarily represents the $413.7 million cash cost of acquiring the Company. In addition, capital expenditures in the current year of $22.1 million declined by $12.4 million while lease acquisition, pharmacy customer file and other costs of $22.6 million increased by $11.3 million versus the previous year.

Net cash provided by financing activities was $447.9 million and $11.0 million in the periods from July 30, 2004 through September 25, 2004 and December 28, 2003 through July 30, 2004, respectively, compared to net cash provided by financing activities of $13.1 million in the first nine months of 2003. The increase in cash provided by financing activities in the current year was primarily attributable to the equity contribution received and the new debt incurred in connection with the Acquisition.

The Acquisition

The July 30, 2004 Acquisition was financed as an all cash transaction whereby our common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest. The total transaction value, including transaction expenses and the repayment of indebtedness was approximately $744 million, which was funded through new equity investments of approximately $244 million and debt of approximately $500 million. Upon closing of the Acquisition, we had approximately $90.4 million of borrowing availability under our Amended Credit Agreement, net of $2.9 million reserved for standby letters of credit.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened a total of 17 stores in 2003, a decline from 32 stores opened in 2002 and 31 stores opened in 2001. We opened 16 new stores in the nine month year-to-date period in 2004 and currently plan to open approximately 0-2 additional new stores during the remainder of this year (a total of 16-18 for all of 2004), and 10-12 new stores in each of fiscal 2005 through fiscal 2008. We expect to spend approximately $40.0 million in 2004 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $14 million - $17 million for lease acquisition, pharmacy customer files and other costs. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

Other Factors Influencing our Liquidity

Ten of our stores which generated approximately 4.1% of our net sales for fiscal 2003 have leases scheduled to expire before the end of fiscal 2005. One of these leases has a renewal option.  We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of September 25, 2004, approximately 4,600 of our approximately 6,500 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO (“UNITE”), who represents approximately 700 of our employees in 113 stores, expired on March 31, 2004. The terms of the expired contract have been extended by the mutual consent of UNITE and Duane Reade through November 30, 2004 while we continue to negotiate the terms of a new agreement.

Under an employment agreement with our Chairman and CEO originally entered into in 1997 and subsequently amended in 2000 and 2001, and then amended and restated in 2002, and again amended and restated in connection with the completed Acquisition, we were required to fund premiums for a split dollar life insurance policy that would provide certain post-retirement benefits. During fiscal 2003 and fiscal 2004, the annual premiums amounted to $5.0 million, and were scheduled to remain at $5.0 million per year through 2010. The enactment of the Sarbanes-Oxley Act has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives.  While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur.  Upon completion of the Acquisition, under Mr. Cuti’s amended and restated employment agreement, we elected to terminate the split dollar life insurance contract in exchange for, among other things, the payment to Mr. Cuti of $6.5 million on or prior to December 1, 2004, $14.0 million on or prior to January 1, 2005 and $4.0 million on or prior to June 30, 2005. The parties to Mr. Cuti’s employment agreement agreed to accelerate a portion of the first payment of $6.5 million, in the amount of $1.5 million, which was paid on August 12, 2004. A portion of these payment obligations will be satisfied either using the cash surrender value of the split dollar life insurance contract at the time we elect to terminate it (approximately $14.0 million as of September 30, 2004) or by transferring ownership of the split dollar life insurance contract to Mr. Cuti.

The Acquisition resulted in a restructuring of our debt, as well as the elimination of our obligations under the CEO Split Dollar Life Insurance Policy, in exchange for certain direct payments to our Chief Executive Officer. The following table presents details of our significant Commitments and Obligations as at September 25, 2004, except that the data provided with respect to operating leases is as of December 27, 2003:

Payments due by Period

(dollars in thousands)

Contractual Cash Obligations	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Long-Term Debt	$502,971	$—	$—	$152,939	$350,032
Capital Lease Obligations	2,970	762	1,472	736	—
Operating Leases	1,195,902	111,028	219,048	202,006	663,820
CEO SERP Termination	23,000	23,000	—	—	—
Total Contractual Cash Obligations	$1,724,843	$134,790	$220,520	$355,681	$1,013,852

We are party to multi-year merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, our primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by us, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on our financial position, results of operations or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier.

In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings consisting of options to purchase shares of Duane Reade Holdings common stock and a profits interest in Duane Reade Shareholders.  Upon the occurrence of certain events, including the fifth anniversary of the effective date of the Acquisition, Mr. Cuti will have the right to require us to purchase for cash over a two year period all or a portion of these equity interests as he may designate, at fair market value determined in accordance with a formula.  The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition.  Mr. Cuti’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of us, Duane Reade Shareholders or Duane Reade Holdings.  Mr. Cuti’s purchase right will also terminate upon certain public offerings by us, Duane Reade Shareholders or Duane Reade Holdings.

At September 25, 2004, we recorded a litigation-related non-current liability of $15.9 million in connection with a National Labor Relations Board decision in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this decision is the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter cannot be determined at this time. This matter is more fully described in Note 3 to the Unaudited Consolidated Interim Financial Statements.

Off-Balance Sheet Arrangements

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments detailed in the Contractual Obligations and Commitments table presented above.

Long Term Debt

Prior to the Acquisition, our debt structure had two primary components, consisting of Convertible Notes and the Credit Agreement.

Convertible Notes

The Convertible Notes were issued on April 16, 2002 at a discounted value equivalent to 57.276% of face value.  The Convertible Notes paid cash interest semiannually at a rate of 2.1478% of face value for the first five years and thereafter accrued original issue discount at a semi-annual bond equivalent rate of 3.75% yield to maturity on April 16, 2022. The Convertible Notes were convertible into shares of our common stock upon the occurrence of certain specified events. Holders of the Convertible Notes could require us to purchase all or a portion of the Convertible Notes on each of the 5, 10 and 15-year anniversaries of the issuance date at pre-specified prices. We could redeem for cash all or a portion of the Convertible Notes at any time after April 16, 2007 at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

The Acquisition was deemed to be a “change of control” under the indenture governing the Convertible Notes. As a result, within 15 days after the completion of the Acquisition, we were required to notify the holders of the Convertible Notes of their option to require us to purchase the notes. On August 12, we initiated a cash tender offer in order to satisfy our repurchase obligation under the indenture.  The tender offer provided that we would pay each holder the purchase price of $572.76 per $1,000 of principal value, plus accrued interest calculated from the previous payment date of April 16, 2004, through the expiration date of the tender offer. The tender offer expired on September 10, 2004, at which point all but $55,000 of principal value of the total $351.0 million outstanding principal value of the notes were tendered for repurchase. On September 13, 2004, we paid the paying agent, US Bank National Association, a total of $204.1 million, representing $201.0 million of purchase price redemption and $3.1 million of accrued interest. We used a portion of the funds raised to finance the Acquisition combined with additional borrowings on our revolving credit agreement to finance the repurchase of these notes.

In connection with the consummation of the Acquisition, we, Duane Reade Shareholders, LLC, the indirect parent of Duane Reade Inc., and each of our subsidiaries that are guarantors of the Convertible Notes entered into a supplemental indenture.  Pursuant to the supplemental indenture, as a result of the merger of Duane Reade Acquisition Corp. with and into Duane Reade Inc., the Convertible Notes may only be converted into the right to receive from us $16.50 (in cash and without interest) per share of our common stock issuable to a holder of Convertible Notes in connection with such conversion.

Credit Agreement

On July 21, 2003, we entered into a new credit facility (the “Credit Agreement”). This Credit Agreement is an asset-based revolving loan which used a pre-determined percentage of the current value of our inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. Prior to the amendment described below, our obligations under the Credit Agreement were collateralized by substantially all of our assets. In addition, the Credit Agreement was guaranteed by each of our corporate subsidiaries, and such guarantees were collateralized by substantially all assets of such guarantors.  The Credit Agreement is set to mature on July 20, 2008.

The Credit Agreement contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the Credit Agreement. Borrowings under the Credit Agreement have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant did not become applicable during the period. There are no credit ratings related triggers in the Credit Agreement that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

On July 22, 2004, in connection with the Acquisition, the Credit Agreement was amended (the “Amended Credit Agreement”) to increase our borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of our inventory, customer prescription files and selected accounts receivable. The Amended Credit Agreement includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the amended asset-based revolving loan facility are collateralized by a first priority security interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the amended facility, Duane Reade GP is the borrower. The amended facility is guaranteed by Duane Reade Holdings, us and each of our domestic subsidiaries other than Duane Reade GP. Revolving loans under the Amended Credit Agreement, at our option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based.

At September 25, 2004 there was $152.9 million outstanding under the revolving credit facility, and approximately $93.7 million of remaining availability, net of $2.9 million reserved for standby letters of credit.

Acquisition-Related Debt Financings

Senior Term Loan Facility

On July 30, 2004, in connection with the Acquisition, we entered into a Senior Term Loan in the principal amount of $155 million. This loan will mature on July 30, 2010. While there are no scheduled principal payments over its term, we will be required to prepay the senior term loan together with accrued interest thereon, with (a) all net cash proceeds (i) from sales of property and assets from Duane Reade Holdings and its subsidiaries (excluding sales of inventory in the normal course of business and certain other exceptions described in the Senior Term Loan), (ii) of extraordinary receipts, casualties and condemnations as defined in the Senior Term Loan and (iii) from the issuance or incurrence of additional debt of Duane Reade Holdings or any of its subsidiaries other than certain identified indebtedness permitted under the Senior Term Loan, (b) 50.0% of all net cash proceeds from the issuance of additional equity of Duane Reade Holdings or any of its subsidiaries (excluding equity issued to Oak Hill and other exceptions specified in the Term Loan) and (c) 50.0% of excess cash flow of Duane Reade Holdings and its subsidiaries (beginning with the fiscal year ending December 2005).  Loans under the Senior Term Loan facility will, at our option, bear interest at a rate per annum of (i) the reserve-adjusted LIBOR plus an applicable margin of 3.25%; or (ii) 2.25%, plus the higher of (a) the prime rate of Bank of America, N.A. and (b) the Federal Funds rate plus 0.50%. Duane Reade GP became a co-obligor under the Senior Term Loan upon the closing of the Acquisition.  All obligations under the Senior Term Loan are guaranteed by Duane Reade Holdings and each of our existing subsidiaries, other than Duane Reade GP, and will be guaranteed by future subsidiaries except certain foreign subsidiaries. The Senior Term Loan is collateralized by a first priority security interest in substantially all of our assets other than those assets in which the lenders under the Amended Credit Agreement have a first priority interest.  The Senior Term Loan is also collateralized by a second priority security interest in all collateral pledged on a first priority basis to lenders under the Amended Credit Agreement.  The Senior Term Loan also contains affirmative and negative covenants customary for a senior term loan facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions.  The Senior Term Loan also requires Duane Reade Holdings and its subsidiaries to maintain a maximum leverage ratio and a minimum interest coverage ratio. We are in compliance with all of these debt related financial covenants. There are no credit ratings related triggers in the Senior Term Loan Facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

$195 Million 9 3/4% Senior Subordinated Notes Due 2011

On July 30, 2004, upon completion of the Acquisition, we entered into an Indenture for $195 million of 9 3/4% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”).  The Senior Subordinated Notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005, to the holders of record on the immediately preceding January 15 and July 15. The Senior Subordinated Notes are uncollateralized obligations and subordinated in right of payment to all of our existing and future unsubordinated indebtedness, including borrowings under the Amended Credit Agreement (as defined above) and the Senior Term Loan (as defined above). The Senior Subordinated Notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The Senior Subordinated Notes are guaranteed on an uncollateralized, senior subordinated basis by all of our existing direct and indirect subsidiaries other than Duane Reade GP, which is a co-obligor under the Senior Subordinated Notes. We may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after August 1, 2008, at a redemption price of 104.875% declining to par on August 1, 2010 plus accrued and unpaid interest. In addition, we, Duane Reade Shareholders or Duane Reade Holdings, at our option, can redeem up to 35% of the Senior Subordinated Notes before August 1, 2007 with the net cash proceeds from certain equity offerings. Upon the occurrence of specified change of control events, we and Duane Reade GP will be required to make an offer to repurchase all of the Senior Subordinated Notes at 101% of the outstanding principal amount of the Senior Subordinated Notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the Senior Subordinated Notes contains certain affirmative and negative covenants that limit our ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Subordinated Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by our subsidiaries. Under a registration rights agreement entered into as part of the offering of the Senior Subordinated Notes, we are required to (i) file a registration statement with the SEC within 120 days after the completion of the Acquisition, (ii) use our reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of the Acquisition, and (iii) use our reasonable best efforts to complete the exchange offer within 210 days after the Acquisition is completed. There are no credit ratings related triggers in the Senior Subordinated Notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Liquidity Assessment

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including the initial equity contribution of approximately $240 million discussed above, revolving loan borrowings under our Amended Credit Agreement, our $155 million Senior Term Loan and the $195 million Senior Subordinated Notes will be adequate for the payment of all of our obligations in connection with the Acquisition and, for at least the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $47.4 million and $42.5 million in fiscal 2003 and fiscal 2002, respectively, as well as our cash flow from operations, excluding cash costs attributable to the Acquisition, of $38.2 million in the 39 weeks ended September 25, 2004, and the significant additional borrowing capacity under our Amended Credit Agreement which amounted to approximately $90.4 million upon the completion of the Acquisition and approximately $93.7 million at September 25, 2004. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, further declines in the New York City economy, increases in competitive activity, additional adverse legislative changes or a major disruption of our business in our markets from a terrorist event or natural disaster. Our borrowings under our Amended Credit Agreement and Senior Term Loan bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K, as amended, for the year ended December 27, 2003 are those that depend most heavily on these judgments and estimates.  At September 25, 2004, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 27, 2003 or the nine months ended September 25, 2004.

Recently Issued Accounting Pronouncements

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at September 25, 2004 included $152.9 million of borrowings under our Amended Credit Agreement and $155.0 million of term loans. At September 25, 2004, the weighted average combined interest rate in effect on all variable rate debt outstanding was 4.09%. A 0.50% change in interest rates applied to the $307.9 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.5 million. In addition, we also have $195.0 million of Senior Subordinated Notes and $32,000 of Senior Convertible Notes outstanding at September 25, 2004. The Senior Subordinated Notes and Senior Convertible Notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)         Changes in Internal Controls over Financial Reporting.  During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting, or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a materially adverse effect on the financial position, results of operations or cash flows of our company. In addition, we are a party to the following legal actions and matters:

During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether we would have obtained a renewal of our lease at the World Trade Center. We have received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an arbitrator (to resolve differences between the two appraisers) who will determine the amount of insured loss we have sustained. The insurance carrier has appealed a number of rulings by the trial court. In light of both the early stage of the appraisal process and the inherent uncertainty in litigation relating to our appeal, the amount of additional insurance proceeds, if any, that we may collect under the terms of our insurance contract with the defendant cannot be reasonable predicted or determined at this time, and therefore, the Company has not accrued any additional income related to this potential settlement. In fiscal 2002, we received an advance of approximately $9.4 million toward the business interruption claim that was recognized as a separate component of income in the consolidated statement of income. In the event of an unfavorable outcome to us, this amount would not be required to be returned to the insurance company.

Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Senior Vice President and Chief Financial Officer and Gary Charboneau, our Senior Vice President of Sales and Marketing were named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which was in the United States District Court for the Southern District of New York, was on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which sought an unspecified amount of damages, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted our motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs subsequently filed an appeal. On August 17, 2004, the US Court of Appeals affirmed the district court’s ruling in our favor.

We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. In December 2003, we settled the issue of the amount of our liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with our previously established reserves. By a decision dated August 4, 2004, the district court awarded the plaintiffs certain attorneys’ fees in this matter. We have fully reserved the amount of the fees in question and have appealed this award to the US Circuit Court of Appeals

We are a party to related lawsuits, Irving Kroop, et al. v. Duane Reade, NY, NY et al., 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that we did not make certain required contributions to these funds from January 2000 through July 31, 2001. By decisions dated August 5, 2004 and September 27, 2004, the District Court awarded judgment to the funds on certain aspects of their complaints. These partial judgments, for which we have provided adequate reserves, are subject to further appeal by us. The remaining unresolved portions of the plaintiffs’ claims are still being litigated and accordingly, we intend to continue to vigorously defend ourself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of additional liability we may face, if any.

We are a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trade Council (“ATC”) over whether a negotiating impasse was reached between us and the union in August of 2001. The ATC represents employees in 139 of our stores in a collective bargaining agreement that expired on August 31, 2001. Our employees have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. We believe an impasse did in fact occur and as a result, we had the right to implement our latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401k retirement program. We discontinued making additional payments into the various funds associated with the union as we were providing many of these benefits on a direct basis and because our past contributions to these funds had caused these funds to be in a position of excessive overfunding. In addition, we had concerns that our past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of our employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by the full NLRB on September 15, 2004. If it is enforced by the circuit court of appeals, it could result in our being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that we had funded since we implemented our final contract proposal for these same benefits that were paid for our ATC employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The full NLRB decision is subject to judicial review by the circuit court of appeals and a compliance hearing before any financial remedy can be determined. While there can be no definitive assurance, we have been advised by our outside labor counsel that we have numerous meritorious defenses and arguments in response to the NLRB’s decision.

In light of the foregoing, while it is our belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard (“FAS”) No. 5 which addresses contingencies, we recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and additional pre-tax charges of $1.1 million in each of the quarters ended March 27, 2004 and June 26, 2004, $0.4 million in the period from June 27, 2004 through July 30, 2004 and $0.7 million in the period from July 31, 2004 through September 25, 2004. These charges represent our current best estimate of the loss that would result upon application of the NLRB’s decision. We note that such charges were based upon the facts available to us at the time. In our opinion, such charges could be subject to significant modification in the future, upon review by the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that we did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through September 25, 2004, reduced by a portion of the benefits we paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until September 25, 2004. While this represents our current best estimate of the NLRB’s decision, we believe that the actual range of loss in this matter could be from $0, if the NLRB’s decision is not followed, to approximately $30 million, if the NLRB’s decision is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charge recorded in the 2003 financial statements. We currently estimate that the pre-tax charge recorded during the full 12 months of 2004 will approximate $4.4 million.

We are involved in an ongoing dispute with Cardinal Health, one of our former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney’s fees and interest. While there can be no definitive assurance, we believe we have counterclaims that offset the claims against us by Cardinal, as well as meritorious defenses to these claims, and plan to vigorously pursue our affirmative claims and to vigorously defend ourself in this action. Non-party discovery in the case has concluded and it is expected to go to trial sometime in 2005.

A New York State Tax Appeals Tribunal ruling in a matter involving another company may have an adverse impact upon our New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling of the Tribunal is subject to further legal appeal and interpretation in light of our own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by us at this time.

Litigation Relating to the Merger Transaction: We are aware of six purported class action complaints challenging the merger transaction consummated by us and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on Duane Reade. The Delaware Complaints name Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade Inc. as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade Inc. as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint.We believe these lawsuits are without merit and plan to defend these lawsuits vigorously.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

We are a voluntary filer and file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by contacting the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov.  In addition, a link to our SEC filings is provided on our website at www.duanereade.com.

ITEM 6.  Exhibits

Exhibit No.		Description

2.1

Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

2.1(i)		Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004).
2.1(ii)		Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004).
2.1(iii)		Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2004).
3.1(i)	*	Amended and Restated Certificate of Incorporation of Duane Reade Inc.
3.1(ii)		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9 1/4% Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)		By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3		Third Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10- K for the year ended December 25, 1999 (the “1999 10-K”)).

3.4(ii)		By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)		Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)		By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1*		Indenture, dated as of July 30, 2004, between Duane Reade Acquisition Corp. and U.S. Bank National Association, as trustee.
4.2*		Successor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, between the Company and U.S. Bank National Association, as trustee.
4.3*

Co-obligor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, among the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee.

4.4*

Guarantor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, among the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc., as guarantors and U.S. Bank National Association, as trustee.

4.5*		Form of Exchange Note (included as Exhibit A1 to Exhibit 4.3 of this 10-Q).
4.6*

Registration Rights Agreement, dated as of July 30, 2004, by and among Duane Reade Acquisition Corp. and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse First Boston LLC and UBS Securities LLC, as Initial Purchasers.

4.7		Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State

Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 21, 2002 (the “Convertible Notes S-3”)).
4.8	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
4.9*

First Supplemental Indenture, dated as of July 30, 2004, among the Company, as issuer, DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee.

10.1*	Duane Reade Inc. Phantom Stock Plan.
10.2*	Duane Reade Holdings, Inc. Management Stock Option Plan.
10.3*	Stockholders and Registration Rights Agreement, dated as of July 30, 2004, among Duane Reade Holdings, Inc., Duane Reade Shareholders, LLC and certain members of the management of Duane Reade Inc.
10.4*	Tax Sharing Agreement, dated as of July 30, 2004, among Duane Reade Holdings, Inc., and the Subsidiaries as defined therein, Duane Reade and any parties which become parties thereto.
10.5*	Services Agreement, dated as of July 30, 2004, between Oak Hill Capital Management, Inc. and Duane Reade Acquisition Corp.
10.6*

$155,000,000 Senior Secured Term Credit Agreement, dated as of July 30, 2004 among Duane Reade Holdings, Inc., Duane Reade Inc., Duane Reade and Bank of America, N.A., as Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch, as Syndication Agent, Citicorp North America Inc., Wells Fargo Bank, and National Association, as Co-Documentation Agents, Banc of America Securities LLC and Credit Suisse First Boston, Cayman Islands Branch, as Joint Lead Arrangers and Banc of America Securities LLC, Credit Suisse First Boston, Cayman Islands Branch and Citroen Global Markets Inc., as Joint Book Managers.

10.7*

First Amendment to Credit Agreement, dated as of July 22, 2004, among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., Fleet National Bank, as Issuing Bank and Administrative Agent, Fleet Retail Group, Inc., as Collateral Agent, Congress Financial Corporation, as Documentation Agent, General Electric Capital Corporation as Syndication Agent and Wells Fargo Retail Finance, LLC, as Syndication Agent and Co-Lead Arranger.

10.8

Letter Agreement, dated as of March 19, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).

10.9

Amended and Restated Employment Agreement, dated as of March 16, 2004, by and among Anthony J. Cuti, Duane Reade Acquisition Corp., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).

10.10

Letter Agreement, dated as of March 16, 2004, by and between John K. Henry and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).

10.11

Letter Agreement, dated as of March 16, 2004, by and between Gary Charboneau and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).

10.12

Letter Agreement, dated as of March 16, 2004, by and between Timothy R. LaBeau and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).

10.13

Letter Agreement, dated as of March 16, 2004, by and between Jerry M. Ray and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).

10.14

Agreement and Plan of Merger, dated as of December 22, 2003, as amended among Rex Corner Holdings, LLC (now known as Duane Reade Shareholders, LLC), Rex Corner Acquisition Corp. (now known as Duane Reade Acquisition Corp.) and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).

10.15

Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.16

Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.17

Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.18

Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.19

Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.20

Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company’s change in accounting method of inventory valuation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002).

10.21

Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001

(the “2001 10-K”)).

10.22	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.23

Agreement, dated as of November 22, 1996, as amended, between Duane Reade and Drug, Chemical, Cosmetic, Plastics and Affiliated Industries Warehouse Employees Local 815 (incorporated by reference to Exhibit 10.8 to the Common Stock S-1).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2003 10-K).
31.1 *	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2 *	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004

DUANE READE Inc.

/s/ Anthony J. Cuti
Anthony J. Cuti

President and Chief Executive Officer
(Principal Executive Officer)

/s/ John K. Henry
John K. Henry

Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)