Form 10-Q/A
period 2004-06-26
DUANE READE INC; DRI I INC; DUANE READE REALTY INC; DUANE READE INTERNATIONAL INC; DUANE READE
filed 2005-06-16
CIK 895364, 1052796, 1095723, 1095722, 895366

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q/A

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and
Exchange Act of 1934

For the quarterly period ended June 26, 2004.	Commission file number 1-13843

DUANE READE INC.

(Exact name of registrant as specified in its charter)

DELAWARE		04-3164702
(State or other jurisdiction of incorporation or organization)		(IRS Employer ID Number)
DRI I Inc.*	Delaware	04-3166107
Duane Reade*	New York	11-2731721
Duane Reade International, Inc*	Delaware	22-3672347
Duane Reade Realty, Inc*	Delaware	13-4074383

*                    Guarantors with respect to the Company’s 2.1478% Senior Convertible Notes due 2022

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2):  Yes ☒ No ☐

The number of shares of the Common Stock outstanding as of August 4, 2004:  24,538,799

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarterly period ended June 26, 2004, as filed on August 5, 2004, to include adjustments to its previously filed consolidated financial statements related to (i) lease accounting under the provisions of FASB Technical Bulletin No. 85-3 (FTB 85-3), (ii) certain inventory resale activity under the provisions of Emerging Issues Task Force release 99-19 (EITF 99-19) and (iii) the classification of outstanding borrowings under the revolving loan facility as current liabilities, rather than as long-term debt as previously reported, because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of Statement of Financial Accounting Standards No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6), to reclassify the debt as long-term, as well as to reflect certain previously unrecorded and immaterial audit adjustments related to the periods affected. This Form 10-Q/A further amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 26, 2004 to include adjustments to its previously filed consolidated statement of cash flows for the first six months of 2004 and 2003 to reflect the reporting of revolving loan borrowings and repayments separately on a gross basis as required under Statement of Financial Accounting Standard No. 95 “Statement of Cash Flows” (FAS 95). It also amends the previously filed Form 10-Q to include in Part 1, Item 4, “Controls and Procedures,” the revised conclusion of the principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as of June 26, 2004. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Form 10-Q except to conform to changes as required by applicable law. For further information about the restatements, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatements.”

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

•       liability and other claims asserted against us including the items discussed under Part II, Item 1—Legal Proceedings;

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

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Duane Reade Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Restated
	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net sales	$402,111	$368,894	$785,421	$724,888
Cost of sales	322,726	291,602	629,533	577,016
Gross profit	79,385	77,292	155,888	147,872
Selling, general & administrative expenses	59,924	57,598	118,567	111,472
Labor contingency expense	1,100	—	2,200	—
Transaction expense	1,516	—	2,619	—
Depreciation and amortization	9,239	8,154	18,305	15,712
Store pre-opening expenses	209	229	365	644
	71,988	65,981	142,056	127,828
Operating income	7,397	11,311	13,832	20,044
Interest expense, net	3,257	3,549	6,694	7,066
Debt extinguishment	—	—	—	105
Income before income taxes	4,140	7,762	7,138	12,873
Income tax provision	1,605	3,716	2,850	5,666
Net income	$2,535	$4,046	$4,288	$7,207
Per common share—basic
Net income	$0.10	$0.17	$0.18	$0.30
Weighted average common shares outstanding	24,482	24,038	24,446	24,038
Per common share—diluted
Net income	$0.10	$0.17	$0.17	$0.30
Weighted average common shares outstanding	24,687	24,351	24,646	24,345

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Restated
	June 26,	December 27,
	2004	2003
	(Unaudited)
ASSETS
Current Assets
Cash	$1,328	$1,252
Receivables, net	53,993	53,430
Inventories, net	259,451	258,139
Deferred income taxes	9,606	10,811
Prepaid expenses and other current assets	16,233	20,263
TOTAL CURRENT ASSETS	340,611	343,895
Property and equipment, net	193,174	189,469
Goodwill, net	161,625	161,318
Deferred income taxes	12,285	13,854
Other assets	98,384	88,836
TOTAL ASSETS	$806,079	$797,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,041	$85,528
Accrued interest	1,544	1,633
Other accrued expenses	29,839	30,086
Current portion of debt	77,307	70,353
Current portion of capital lease obligations	441	422
TOTAL CURRENT LIABILITIES	186,172	188,022
Long-term debt	201,032	201,032
Capital lease obligations, less current portion	878	1,103
Other non-current liabilities	85,321	79,954
TOTAL LIABILITIES	473,403	470,111
Commitments and Contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none	—	—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding; 24,538,799 and 24,403,550 shares, respectively	245	244
Additional paid-in capital	333,043	331,917
Retained deficit	(612)	(4,900)
TOTAL STOCKHOLDERS’ EQUITY	332,676	327,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$806,079	$797,372

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Restated
	For the 26 Weeks Ended
	June 26,	June 28,
	2004	2003
Cash flows provided by operating activities:
Net income	$4,288	$7,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,260	16,728
Deferred income taxes	2,774	2,848
Debt extinguishment
Non-cash rent expense	3,827	4,759
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	(563)	(227)
Inventories	(333)	(11,438)
Accounts payable	(8,486)	2,325
Prepaid and accrued expenses	3,058	(3,110)
Other assets and liabilities, net	(3,786)	(5,112)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,039	13,980
Cash flows used in investing activities:
Capital expenditures	(16,182)	(25,795)
Lease acquisition, customer file and other costs	(11,517)	(9,903)
NET CASH USED IN INVESTING ACTIVITIES	(27,699)	(35,698)
Cash flows from financing activities:
Repayment of term notes	—	(1,981)
Retirement of senior subordinated notes	—	(1,621)
Borrowings from revolving credit facility	798,122	171,500
Repayments of revolving credit facility	(791,168)	(148,500)
Proceeds from exercise of stock options	1,126	—
Deferred financing costs	(138)	(350)
Repayments of capital lease obligations	(206)	(271)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,736	18,777
Net increase (decrease) in cash	76	(2,941)
Cash at beginning of period	1,252	4,183
Cash at end of period	$1,328	$1,242

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements
(dollars in thousands, except per share data)

1. Basis of Presentation

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations, financial position and cash flows of Duane Reade Inc. (the “Company”), and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s Annual Consolidated Financial Statements for the year ended December 27, 2003. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K/A for the year ended December 27, 2003. The Unaudited Consolidated Interim Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Earnings per share amounts are calculated based on the weighted average number of shares outstanding during the period and may not add due to rounding. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company has no assets or operations other than its investment in its subsidiaries, each of which is a guarantor. Accordingly, the Unaudited Consolidated Interim Financial Statements present the consolidated assets and operations of the subsidiary guarantors. The guarantees of the subsidiary guarantors, which relate to the Company’s obligations under its registered debt and credit agreement, are full and unconditional, joint and several.

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

Based upon a review of the Company’s lease accounting methods the Company determined that its previous policy of commencing rent expense when a store opens (and not at the commencement of the lease) was inconsistent with FTB 85-3. For construction purposes, the Company often takes possession of leased properties prior to opening. In accordance with FTB 85-3, the Company will record rent expense commencing on the date of possession. The Company is restating its previously issued financial statements to reflect certain resales of retail inventory on a gross revenue and cost of sales basis in accordance with EITF 99-19, rather than on a net basis as previously reported. The Company is restating its previously reported balance sheets for June 26, 2004 and December 27, 2003 to reflect the classification of outstanding borrowings under the revolving loan facility as current liabilities rather than as long-term debt, as previously reported. The change is being made because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. This is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2008 and the Company intends to continue to access it for its working capital needs throughout the remaining term. The Company has also restated its consolidated statement of cash flows for the first six months of 2004 and 2003 to reflect the reporting of revolving loan facility borrowings and repayments separately on a gross basis as required under FAS 95. The effect of these restatements on the consolidated financial statements for the thirteen weeks and twenty-six weeks ended June 26, 2004 and June 28, 2003 is shown below. The Company has identified the source of the restatements from lease accounting (FTB 85-3), gross sales and cost of sales (EITF 99-19) and other previously unrecorded and immaterial adjustments (Other).

Duane Reade Inc.
Consolidated Profit & Loss Restatement
(in thousands)

		For the 13 Weeks Ended		For the 26 Weeks Ended
		June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Sales	as reported	$365,206	$355,146	$714,756	$688,768
	adjustment—EITF 99-19	36,905	13,748	70,665	36,120
	as restated	$402,111	$368,894	$785,421	$724,888
Cost of Sales	as reported	$285,018	$278,171	$558,803	$541,604
	adjustment—EITF 99-19	36,905	13,748	70,665	36,120
	adjustment—FTB 85-3	452	167	760	806
	adjustment—Other	351	(484)	(695)	(1,514)
	as restated	$322,726	$291,602	$629,533	$577,016
Gross Profit	as reported	$80,188	$76,975	$155,953	$147,164
	adjustment—FTB 85-3	(452)	(167)	(760)	(806)
	adjustment—Other	(351)	484	695	1,514
	as restated	$79,385	$77,292	$155,888	$147,872
Selling, general and administrative expenses	as reported	$59,924	$57,260	$118,567	$110,834
	adjustment—Other	—	338	—	638
	as restated	$59,924	$57,598	$118,567	$111,472
Earnings before tax	as reported	$4,943	$7,783	$7,203	$12,803
	adjustment	(803)	(21)	(65)	70
	as restated	$4,140	$7,762	$7,138	$12,873
Income tax provision	as reported	$1,976	$3,725	$2,880	$5,633
	adjustment	(371)	(9)	(30)	33
	as restated	$1,605	$3,716	$2,850	$5,666
Net income	as reported	$2,967	$4,058	$4,323	$7,170
	adjustment	(432)	(12)	(35)	37
	as restated	$2,535	$4,046	$4,288	$7,207
Net income per common share—basic	as reported	$0.12	$0.17	$0.18	$0.30
	adjustment	(0.02)	—	—	—
	as restated	$0.10	$0.17	$0.18	$0.30
Net income per common share—diluted	as reported	$0.12	$0.17	$0.18	$0.29
	adjustment	(0.02)	—	(0.01)	0.01
	as restated	$0.10	$0.17	$0.17	$0.30

Duane Reade Inc.
Consolidated Balance Sheet Restatement
(in thousands)

	As at June 26, 2004			As at December 27, 2003
Caption affected by restatement	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Receivables	$ 55,063	$ (1,070)	$ 53,993	$ 53,689	$ (259)	$ 53,430
Inventory	260,307	(856)	259,451	259,765	(1,626)	258,139
Current portion of deferred income taxes	7,265	2,341	9,606	8,150	2,661	10,811
Prepaid & other current assets	16,233	—	16,233	19,504	759	20,263
Total current assets	340,196	415	340,611	342,360	1,535	343,895
Deferred income taxes	3,623	8,662	12,285	5,543	8,311	13,854
Total assets	$ 797,002	$ 9,077	$ 806,079	$ 787,526	$ 9,846	$ 797,372
Accounts payable	$ 77,041	$ —	$ 77,041	$ 85,258	$ 270	$ 85,528
Accrued expenses	28,343	1,496	29,839	27,489	2,597	30,086
Current portion of debt	—	77,307	77,307	—	70,353	70,353
Total current liabilities	107,369	78,803	186,172	114,802	73,220	188,022
Long-term debt	278,339	(77,307)	201,032	271,385	(70,353)	201,032
Other noncurrent liabilities	67,645	17,676	85,321	62,915	17,039	79,954
Total liabilities	$ 454,231	$ 19,172	$ 473,403	$ 450,205	$ 19,906	$ 470,111
Retained earnings	$ 9,483	$ (10,095)	$ (612)	$ 5,160	$ (10,060)	$ (4,900)
Total stockholders’ equity	$ 342,771	$ (10,095)	$ 332,676	$ 337,321	$ (10,060)	$ 327,261
Total liabilities and stockholders’ equity	$ 797,002	$ 9,077	$ 806,079	$ 787,526	$ 9,846	$ 797,372

The adjustments to other noncurrent liabilities and noncurrent deferred income taxes relate to lease accounting under FTB 85-3. The adjustments to debt relate to the classification of the revolving loan balance as a current liability as discussed above. All other balance sheet adjustments relate to other previously unrecorded and immaterial adjustments.

Duane Reade Inc.
Consolidated Cash Flow Restatement
(in thousands)

		For the 26 Weeks Ended
		6/26/04	6/28/03
Net income	as reported	$4,323	$7,170
	adjustment	(35)	37
	as restated	$4,288	$7,207
Deferred income taxes	as reported	$2,805	$2,817
	adjustment	(31)	31
	as restated	$2,774	$2,848
Non-cash rent expense and other	as reported	$3,067	$4,455
	adjustment	760	304
	as restated	$3,827	$4,759
Receivables	as reported	$(1,374)	$(227)
	adjustment	811	—
	as restated	$(563)	$(227)
Inventories	as reported	$437	$(10,954)
	adjustment	(770)	(484)
	as restated	$(333)	$(11,438)
Accounts payable	as reported	$(8,217)	$2,189
	adjustment	(269)	136
	as restated	$(8,486)	$2,325
Prepaid and accrued expenses	as reported	$3,400	$(3,229)
	adjustment	(342)	119
	as restated	$3,058	$(3,110)
Other assets and liabilities, net	as reported	$(3,663)	$(4,968)
	adjustment	(123)	(144)
	as restated	$(3,786)	$(5,112)
Net borrowings (repayments) on revolving credit facility	as reported	$6,954	$23,000
	adjustment	(6,954)	(23,000)
	as restated	$—	$—
Borrowings from revolving credit facility	as reported	$—	$—
	adjustment	798,122	171,500
	as restated	$798,122	$171,500
Repayments of revolving credit facility	as reported	$—	$—
	adjustment	(791,168)	(148,500)
	as restated	$(791,168)	$(148,500)

3. Subsequent Event—Acquisition by Oak Hill Capital Partners, L.P.

On July 30, 2004, the Company was acquired through a merger transaction with Duane Reade Acquisition Corp. (“Duane Reade Acquisition”), a wholly owned subsidiary of Duane Reade Holdings, Inc. and an affiliate of Oak Hill Capital Partners, L.P. (“Oak Hill”), a private equity firm (the “Acquisition”). The Acquisition was accomplished through the merger of Duane Reade Acquisition into Duane Reade Inc., with Duane Reade Inc. being the surviving entity. The transaction was unanimously approved by the independent members of Duane Reade’s board of directors, who resigned from the board on July 30, 2004 in anticipation of the completion of the Acquisition. Under the terms of the merger agreement, which was approved by the Company’s stockholders at a special meeting on July 26, 2004, the Company’s stockholders (other than those who exercise and perfect their appraisal rights) will receive $16.50 per share in cash, without interest. The aggregate value of the merger transaction is approximately $744 million, including transaction expenses and the repayment of indebtedness. The equity financing necessary for the merger was provided by Oak Hill and an affiliate equity fund, Oak Hill Capital Management Partners, L.P. as well as several co-investors selected by Oak Hill to participate in the transaction. The debt financing necessary for the merger was provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Anthony J. Cuti, the Company’s Chairman, President and CEO, the Company’s Senior Vice Presidents and certain other members of management have equity interests in the acquiring entity and have continued in the same management positions after the Acquisition. The new board of directors is comprised of certain executives of Oak Hill and Mr. Cuti. At the special meeting of the Company’s stockholders on July 26, 2004, a total of 15,436,702 shares, representing 62.9 % of the total outstanding shares of common stock as of the June 3, 2004 record date, were voted in favor of the adoption of the merger agreement. As a result of the stockholders’ approval of the merger agreement and the satisfaction of all other conditions to the merger, the merger and related financings were consummated on July 30, 2004.

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

In light of the foregoing, while it is the Company’s belief that the final financial outcome of this litigation cannot be determined at this time, under the provisions of Statement of Financial Accounting Standard (“FAS”) No. 5 which addresses contingencies, the Company recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and additional pre-tax charges of $1.1 million in each of the quarters ended March 27, 2004 and June 26, 2004. These charges represent the current best estimate of the loss that would result upon application of the ALJ’s recommendation. The Company notes that such charges were based upon the facts available to it at the time. In the Company’s opinion, such charges could be subject to significant modification in the future, upon review by the full NLRB, the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through June 26, 2004, reduced by a portion of the benefits the Company paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until June 26, 2004. While this represents the Company’s current best estimate of the ALJ’s recommendation, the Company believes that the actual range of loss in this matter could be from $0, if the ALJ’s recommendation is not followed, to approximately $29 million, if the ALJ’s recommendation is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, the Company will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charge recorded in the 2003 financial statements. The Company currently estimates that the pre-tax charge in 2004 will approximate $4.4 million.

5. Inventory and Cost of Sales

At June 26, 2004, inventories, consisting solely of finished goods, would have been greater by $0.9 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market-related data, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other real estate-related income amounted to $1.3 million and $2.1 million in the quarter and six months ended June 26, 2004, respectively, as compared to $0.2 million and $1.4 million in the quarter and six months ended June 28, 2003, respectively. There was no income realized from the sale of market-related data in the second quarter or first six months of either 2004 or 2003.

6. Recently Issued Accounting Pronouncements

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

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income, as reported (restated)	$2,535	$4,046	$4,288	$7,207
Adjust: Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax effects	(1,136)	(378)	(2,272)	9,018
Pro forma net income (restated)	$1,399	$3,668	$2,016	$16,225
Income per common share:
Basic—as reported (restated)	$0.10	$0.17	$0.18	$0.30
Basic—pro forma (restated)	$0.06	$0.15	$0.08	$0.67
Diluted—as reported (restated)	$0.10	$0.17	$0.17	$0.30
Diluted—pro forma (restated)	$0.06	$0.15	$0.08	$0.67
Basic shares	24,482	24,038	24,446	24,038
Diluted shares	24,687	24,351	24,686	24,345

As described in previous SEC filings issued during 2003, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer. The pro forma income shown in the table above for the six months ending June 28, 2003 includes the reversal of pro forma expenses previously disclosed totaling $9.7 million, related to the granting of these original options. On October 1, 2003, the Company issued 1,320,947 options at an exercise price of $16.55 per share to replace those options exchanged in connection with the Stock Option Exchange Offer. As a result, beginning in the fourth quarter of 2003, the Company has been incurring pro forma compensation expense which reflects the fair value of the replacement stock options granted.

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

7. Acquisitions

During the second quarter and first six months of fiscal 2004 and fiscal 2003, the Company acquired pharmacy customer files, which were merged into existing stores, and the operations, including certain lease-related assets, of a number of pharmacy establishments, which were operated as new stores. The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Customer prescription files	1	2	5	6
Pharmacy establishments	1	—	1	2
Total acquisitions	2	2	6	8
Cash consideration	$0.9	$0.4	$7.4	$6.0
Total acquisition cost	$0.9	$0.4	$7.4	$6.0
Purchase price allocation:
Identifiable intangibles	$0.8	$0.4	$6.4	$3.9
Goodwill	—	—	0.3	0.9
Inventory	0.2	0.1	1.0	1.0
Property and equipment	—	—	—	0.5
Other assets and liabilities, net	(0.1)	(0.1)	(0.3)	(0.3)
Total	$0.9	$0.4	$7.4	$6.0

The acquired operations have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on sales, results of operations or earnings per share of the Company for the periods presented.

8. Debt

Debt is composed of the following (in thousands):

	Restated	Restated
Description of Instrument	June 26, 2004	Dec. 27, 2003
Asset-Based Revolving Loan Facility	$77,307	$70,353
Total Current Debt	$77,307	$70,353
2.1478% Senior Convertible Notes due 2022	$201,032	$201,032
Total Non-current Debt	$201,032	$201,032
Total Debt	$278,339	$271,385

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

As more fully detailed in the Registration Statement on Form S-3 filed with the SEC on June 21, 2002, holders of the Convertible Notes may convert each $1,000 in principal amount of their Convertible Notes into 14.1265 shares of the Company’s common stock, subject to adjustment, only if (1) the sale price of the Company’s common stock reaches the “conversion trigger price,” as defined in the indenture governing the Convertible Notes, of $44.60 per share, (2) the trading price of the notes falls below 103% of the “average conversion value,” as defined in the indenture governing the Convertible Notes, (3) the notes are called for redemption, or (4) specified corporate transactions, including a consolidation, merger, or a transfer of all or substantially all of the Company’s assets have occurred. Upon conversion, the Company has the right to deliver, in lieu of its common stock, cash or a combination of cash and common stock in an amount as described in the indenture. These notes are not considered to be potential common shares, and are not included in the calculation of diluted earnings per share, as the Company intends to settle any conversions in cash.

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

The Acquisition is deemed to be a “change of control” under the indenture governing the Convertible Notes. Within 15 days after the completion of the Acquisition, the Company is required to notify the holders of the Convertible Notes of their option to require the Company to purchase the notes. The Company expects substantially all holders will exercise these repurchase rights, and the Company intends to finance the repurchase of these notes from the funds raised to finance the Acquisition.

In connection with the consummation of the Acquisition, the Company, Duane Reade Shareholders, LLC, the indirect parent of Duane Reade Acquisition Corp. and each of the subsidiaries of the Company that are guarantors of the Convertible Notes entered into a supplemental indenture. Pursuant to the supplemental indenture, as a result of the merger of Duane Reade Acquisition Corp. with and into the Company, the Convertible Notes may only be converted into the right to receive from the Company $16.50 (in cash and without interest) per share of the Company’s common stock issuable to a holder of Convertible Notes in connection with such conversion.

Revolving Credit Facility

On July 21, 2003, the Company completed the refinancing of the Fourth Amended and Restated Credit Agreement entered into by the Company on July 10, 2001 (the “Senior Credit Agreement”). The new credit facility (the “Credit Agreement”) is an asset-based revolving loan which uses a pre-determined percentage of the current value of the Company’s inventory, customer prescription files and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. The obligations of the Company under the Credit Agreement are collateralized by substantially all of the assets of the Company. In addition, the Credit Agreement has been guaranteed by each of the Company’s corporate subsidiaries, and such guarantees are collateralized by substantially all assets of such guarantors. The Credit Agreement matures on July 20, 2008.

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

At June 26, 2004, there was $77.3 million outstanding under the revolving credit facility, and approximately $119.8 million of remaining availability, net of $2.9 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. The Company intends to continue to utilize this facility for its working capital needs though the date of its maturity in July 2008. Borrowings under the Credit Agreement are principally LIBOR-based. The margin on these borrowings is fixed at 1.75% for the first year, and is subject to a sliding scale adjustment thereafter, based on remaining levels of availability.

On July 22, 2004, in connection with the anticipated consummation of the Acquisition, the Credit Agreement was amended (the “Amended Credit Agreement”) to increase the Company’s borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of the Company’s inventory, customer prescription files and selected accounts receivable. The Amended Credit Agreement includes a $50 million sub-limit for the issuance of letters of credit. Obligations under this revolving loan facility are secured by a first priority security interest in inventory, receivables, pharmacy prescription files and certain other current assets. The Company and Duane Reade, a New York general partnership which is the Company’s principal operating company and of which the Company is a general partner (“Duane Reade GP”), are co-obligors under the amended facility. The amended facility is guaranteed by Duane Reade Holdings and each of Duane Reade Inc.’s domestic subsidiaries other than Duane Reade GP. Revolving loans under the Amended Credit Agreement will, at the Company’s option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, to be determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Fleet Retail Group Inc. plus a margin of from 0.00% to 0.50%, to be determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based.

Senior Term Loan Facility

On July 30, 2004, in connection with the Acquisition, the Company entered into a Senior Term Loan Facility (the “Senior Term Loan”) in the principal amount of $155 million. This loan will mature on July 30, 2010. While there are no scheduled principal payments over its term, the Company will be required to prepay the senior term loan together with accrued interest thereon, with (a) all net cash proceeds (i) from sales of property and assets by Duane Reade Holdings and its subsidiaries (excluding sales of inventory in the normal course of business and certain other exceptions described in the Senior Term Loan), (ii) of extraordinary receipts as defined in the Senior Term Loan and (iii) from the issuance or incurrence of additional debt of Duane Reade Holdings or any of its subsidiaries other than certain identified indebtedness permitted under the Senior Term Loan, (b) 50.0% of all net cash proceeds from the issuance of additional equity of Duane Reade Holdings or any of its subsidiaries (excluding equity issued to Oak Hill or its affiliates) and (c) 50.0% of excess cash flow of Duane Reade Holdings and its subsidiaries. Loans under the Senior Term Loan facility will, at the Company’s option, bear interest at a rate per annum of (i) the reserve-adjusted LIBOR plus an applicable margin of 3.25%; or (ii) 2.25%, plus the higher of (a) the prime rate of Bank of America, N.A. and (b) the Federal Funds rate plus 0.50%. Duane Reade GP became a co-obligor under the Senior Term Loan upon the closing of the Acquisition. All obligations under the Senior Term Loan will be guaranteed by Duane Reade Holdings and each of the Company’s existing and future direct and indirect subsidiaries, other than Duane Reade GP and certain foreign subsidiaries. The Senior Term Loan is secured by a first priority security interest in substantially all of the Company’s assets other than those assets in which the lenders under the Amended Credit Agreement have a first priority interest. The Senior Term loan is also secured by a second priority security interest in all collateral pledged on a first priority basis to lenders under the Amended Credit Agreement. The Senior Term Loan also contains affirmative and negative covenants customary for a senior term loan facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The Senior Term Loan also requires Duane Reade Holdings and its subsidiaries to maintain a maximum leverage ratio and a minimum interest coverage ratio. There are no credit related triggers in the Senior Term Loan Facility or in the senior subordinated notes described below.

$195 Million 9 3/4% Senior Subordinated Notes Due 2011

On July 30, 2004, upon completion of the Acquisition, the Company entered into an Indenture Agreement for $195 million of 9 3/4% Senior Subordinated Notes due 2011 (the “Senior Notes”). These notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. These notes are unsecured obligations and subordinated in right of payment to all of the Company’s existing and future unsubordinated indebtedness, including borrowings under the Amended Credit Agreement and the Senior Term Loan. The notes rank equally with the Company’s senior subordinated indebtedness and senior to the Company’s subordinated indebtedness. These notes are guaranteed on an unsecured senior subordinated basis by all of the Company’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the Senior Notes. The Company may redeem the notes, in whole or in part, at any time on or after August 1, 2008, at a redemption price of 104.875% declining to par on August 1, 2010, plus accrued and unpaid interest. In addition the Company can redeem up to 35% of the Senior Notes before August 1, 2007 with the net cash proceeds from certain equity offerings. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the Senior Notes at 101% of the outstanding principal amount of the notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the Senior Notes contains certain affirmative and negative covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by the Company’s subsidiaries. Under a registration rights agreement entered into as part of the offering of the Senior Notes, the Company is required to (i) file a registration statement within 120 days after the completion of the Acquisition, (ii) use its reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of the Acquisition, and (iii) use its reasonable and best efforts to complete the exchange offer within 210 days after the Acquisition is completed.

9. Net Income per Common Share

Net income per common share is based on the weighted average shares outstanding during each period in accordance with the provisions of FAS No. 128 “Earnings per Share.” Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon exercise of the Company’s “in-the-money” stock options. Of the options to purchase 2,078,590 and 1,221,197 shares of common stock outstanding at June 26, 2004 and June 28, 2003, respectively, options to purchase 1,475,932 shares at June 26, 2004 and 195,970 shares at June 28, 2003 were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the common shares and therefore the impact of these shares would be anti-dilutive. Dilutive potential common shares do not include any potential shares that could be issued relative to the Company’s 2.1478% Convertible Notes (see Note 7 to these Unaudited Consolidated Interim Financial Statements for a description of the relevant conversion terms of the Convertible Notes).

The following table sets forth the computation of net income per common share for the periods presented (in thousands, except per share amounts):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income (restated)	$2,535	$4,046	$4,288	$7,207
Weighted average common shares outstanding—basic	24,482	24,038	24,446	24,038
Potential dilutive shares	205	313	240	307
Weighted average common shares outstanding—diluted	24,687	24,351	24,686	24,345
Per common share—basic
Net income (restated)	$0.10	$0.17	$0.18	$0.30
Per common share—diluted
Net income (restated)	$0.10	$0.17	$0.17	$0.30

10. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. The effective tax rate of 39.9% recorded in the first six months of 2004 gives effect to the New York State tax legislation passed in May 2003 with retroactive application to January 1, 2003. This legislation effectively eliminated certain royalty fee and related interest expense deductions. The employment tax credits represent the economic benefits earned by the Company for its participation in various federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

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

The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. In December 2003, the Company settled the issue of the amount of its liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with the Company’s previously established reserves. The amount of attorney’s fees owed to the plaintiffs’ attorneys remains an open issue in the case, and the Company plans to vigorously defend claims by these attorneys for fees. It is not anticipated that the amount of attorneys’ fees that would be required to be paid in this matter would be material to the business and operations of the Company.

The Company is a party to related lawsuits, Irving Kroop, et al. v. Duane Reade, NY, NY et al., 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through August 2001. The plaintiffs have recently filed a motion seeking summary judgment of $2.29 million of claims for alleged underfunding, including related penalties and interest. In addition, at various times, the plaintiffs have stated that they believe the Company may owe additional amounts. However, any additional amounts that the plaintiffs may claim are not known at this time. The Company has filed a motion opposing these claims. The Company believes that it has made sufficient contributions to these funds and that it has meritorious defenses to the claims being made by these funds. Accordingly, the Company intends to vigorously defend itself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability the Company may face, if any.

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

The Consolidated Complaint alleges that defendants failed to disclose material information in the preliminary proxy statement, which was filed with the SEC on March 19, 2004. Specifically, the Consolidated Complaint alleges that the defendants failed to disclose: (1) the precise nature of the “Current Employment Agreement Estimated Payments,” as that term is used in the preliminary proxy, and the reasons for these payments; (2) the materials and data purportedly used by Bear Stearns in calculating the “Current Employment Agreement Estimated Payments,” instead of the disclosure in the preliminary proxy statement that these calculations were “approximations based on various assumptions since the precise amounts payable would require actuarial or other expert valuation,” even though Bear Stearns allegedly relied on these calculations; (3) the methodology, projections and other information used by Bear Stearns to calculate the estimated present value of the company; and (4) that the merger consideration represented an approximately 11.7% premium based upon the trading price of Duane Reade shares on December 22, 2003, instead of the disclosure in the preliminary proxy that shareholders would be receiving a much higher premium of 22.0%. The Consolidated Complaint and the New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade’s stockholders in connection with the transaction by failing to: (a) appropriately value Duane Reade as a merger candidate; (b) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available, including to market Duane Reade to industry participants; and (c) adequately ensure that no conflicts of interest exist between defendants’ own interests and their fiduciary obligation to maximize stockholder value. Plaintiffs seek, among other things: an order that the complaints are properly maintainable as a class action; a declaration that defendants have breached their fiduciary duties and other duties; injunctive relief; an unspecified amount of monetary damages; attorneys’ fees, costs and expenses; and such other and further relief as the court may deem just and proper. Duane Reade believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of over-the-counter medications, health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing, photo supplies, seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 49.7% of our sales in the quarter ended June 26, 2004, and 49.8% of our sales in the six months ended June 26, 2004, and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

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

Sales to third party prescription plans represented 92.2% and 92.1% of our prescription sales in the quarter and six months ended June 26, 2004, respectively. The pharmacy portion of our business is subject to a number of federal, state and local regulations that govern the conduct of this business. The high rate of growth in pharmacy sales has been due to a number of favorable demographic and industry trends such as the aging of the population, expanding penetration of third party private and government-sponsored coverage and the increasing usage of prescription drugs to improve quality of life and in place of medical procedures. Along with the fast pace of growth in this area have come generally higher rates of product cost inflation, resulting in an increased focus on the part of both government and private plans to control their costs of providing these benefits. As a result, pharmacy gross margins have been under pressure.

During 2003, President Bush signed legislation that will expand Medicare coverage of prescription drugs for senior citizens not participating in third party plans, which represent less than 2% of our total revenue. This new Medicare coverage is planned to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented and is expected to remain in effect until the full Medicare program takes effect in 2006. This temporary program is also expected to result in lower pharmacy margins than those currently realized on prescriptions that are not subject to third party plan reimbursement. Based on our experience over time, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs will offset the effect of lower margins on our revenues.

In fiscal 2003, New York State reduced Medicaid prescription reimbursement rates, adversely impacting our pharmacy gross margins. Recent New York State budget proposals also include the possibility of additional reductions in Medicaid reimbursement rates.

While retaining its high rate of growth in 2003, the retail pharmacy industry experienced substantially reduced rates of pharmacy same-store sales growth resulting from a decline in the demand for hormonal replacement drugs, conversion of some high volume prescription drugs to over-the-counter status, increased levels of required co-payments by insurers, increased utilization of lower priced generic medications and reductions in coverage resulting from high unemployment rates. These trends continued to be operative throughout the first half of 2004.

We operate approximately 85% of our 247 stores in New York City and therefore our financial performance is heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance.

The New York City economy continues to experience higher rates of unemployment than the national economy overall. June unemployment data for New York City indicated an unemployment rate of 7.4% compared to a national average of 5.6%. While the local economy still lags the national trend, the city did not experience continued job losses during the quarter and has begun to report a rising rate of tax revenues. In addition, the New York City unemployment rate reflects a significant improvement as compared to the monthly average rate of 8.5% reported for the first quarter of this year. We believe that these trends reflect an improved fiscal situation for the city overall that is consistent with the early stages of an improving local economy.

On July 30, 2004 we were acquired through a merger transaction with Duane Reade Acquisition Corp. (“Duane Reade Acquisition”), a wholly owned subsidiary of Duane Reade Holdings, Inc. and an affiliate of Oak Hill Capital Partners, L.P. (“Oak Hill”), a private equity firm (the “Acquisition”). The aggregate value of the Acquisition was approximately $744 million, including transaction expenses and the repayment of a portion of our indebtedness. As a result of the Acquisition, our shares will no longer be listed on the New York Stock Exchange and Duane Reade will continue its operations as a privately held company. Each share of Duane Reade’s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

Oak Hill financed the acquisition out of their current $1.6 billion private equity fund, along with several co-investors. The funding also included third-party debt financings, including the issuance of 9.75% Senior Subordinated Notes due 2011 in a principal amount of $195 million, a new senior secured term loan facility in an aggregate amount of $155 million and an increase of our existing revolving credit facility with Fleet Retail Group to $250 million, that resulted in approximately $93.3 million of borrowing capacity after completion of the merger. The high-yield note offering and new debt facility were arranged by a group of financial institutions led by Banc of America Securities LLC. As a result of the Acquisition, Duane Reade expects to make a change of control offer to purchase its outstanding Convertible Notes, in the principal amount of $201 million plus accrued and unpaid interest.

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” which will result in new valuations for our and our subsidiaries’ assets and liabilities based on fair values as of the date of the acquisition. These new valuations will be finalized within one year after the closing of the Acquisition and will be the basis for our future impairment evaluations under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Restatements

The consolidated financial statements included herein reflect the following restatements:

(1)   We restated reported net sales and cost of sales to reflect revenues from resales of certain retail inventory on a gross basis rather than on a net basis as previously reported. These transactions have experienced significant growth over the last few years and this change reflects the need to conform our accounting practice to the provisions of EITF 99-19. The restatements relating to the resales had no net effect on net income or cash flows from operations, as the amount of increase in net sales is equal to the amount of increase in cost of sales as the profit margin on these sales had previously been recorded to cost of goods sold. Pharmacy same-store sales do not include such resales.

(2)   We restated cost of sales to reflect changes in our lease accounting to conform to the requirements of FASB Technical Bulletin No. 85-3. As has been the case for many companies within the retail and other industries, we determined, based on a review of our lease-related accounting methods, that our previous policy of commencing rent expense when a store opens (and not at the commencement of a lease) was inconsistent with FTB 85-3. For construction purposes, we often take possession of leased properties prior to opening. The revised accounting policy records rent expense commencing on the date of possession. The restatements relating to lease accounting had no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities.

(3)   We have restated our previously reported balance sheets for June 26, 2004 and December 27, 2003 to reflect the classification of outstanding borrowings under the revolving loan facility as current liabilities rather than as long-term debt, as previously reported. The change is being made because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. This is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2008, and we intend to continue to access it for our working capital needs throughout its remaining term.

(4)   We have restated our consolidated statement of cash flows for the first six months of 2004 and 2003 to reflect the reporting of revolving loan facility borrowings and repayments separately on a gross basis as required under FAS 95. In addition, we restated our financial results to include certain previously unrecorded and immaterial audit adjustments relating to the periods affected. These restatements are included in the discussion of our results of operations below and within the Consolidated Financial Statements presented elsewhere in this filing. See Note 2 to the Consolidated Financial Statements for a further discussion of these restatements.

In connection with these restatements, we obtained from the administrative agent under the amended asset-based revolving loan facility, an acknowledgement confirming that these restatements do not constitute an event of technical default, as defined in the document governing the revolving loan facility.

Results of Operations

For the second quarter ended June 26, 2004, we achieved net sales of $402.1 million and net income of $2.5 million, or $0.10 per diluted share, compared to net sales of $368.9 million and net income of $4.0 million, or $0.17 per diluted share, in the second quarter of the previous year. Resales of pharmaceutical retail inventory were $36.9 million in the quarter ended June 26, 2004, as compared to $13.7 million in the quarter ended June 28, 2003. Gross profit margins decreased from 21.0% last year to 19.7% this year. The decrease was primarily attributable to the impact of increased resale activity, which generally has gross margins of less than one percent. In addition to the decrease in gross profit margins, net income declined principally due to the following factors:

•       Pre-tax transaction expenses of $1.5 million related to the acquisition of the Company;

•       A $1.1 million increase in depreciation and amortization expense resulting from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles;

•       Pre-tax labor contingency expenses of $1.1 million related to a National Labor Relations Board Administrative Law Judge’s recommendation in a collective bargaining agreement litigation related to the funding of certain employee benefit funds (see Note 3 to the Unaudited Consolidated Interim Financial Statements); and

•       Increased legal and professional expenses of $0.6 million associated with certain labor issues, our attempt to recover the balance of our World Trade Center business interruption insurance claim and various other matters.

Thirteen Weeks Ended June 26, 2004 versus Thirteen Weeks Ended June 28, 2003

The following sets forth the results of operations for the periods indicated:

	Restated
	For the 13 Weeks Ended
	June 26, 2004		June 28, 2003
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$402,111	100.0%	$368,894	100.0%
Cost of sales	322,726	80.3	291,602	79.0
Gross profit	79,385	19.7	77,292	21.0
Selling, general & administrative expenses	59,924	14.9	57,598	15.6
Labor contingency expense	1,100	0.3	—	0.0
Transaction expenses	1,516	0.4	—	0.0
Depreciation and amortization	9,239	2.3	8,154	2.2
Store pre-opening expenses	209	0.1	229	0.1
	71,988	17.9	65,981	17.9
Operating income	7,397	1.8	11,311	3.1
Interest expense, net	3,257	0.8	3,549	1.0
Debt extinguishment	—	0.0	—	0.0
Income before income taxes	4,140	1.0	7,762	2.1
Income taxes	1,605	0.4	3,716	1.0
Net income	$2,535	0.6%	$4,046	1.1%

Net sales were $402.1 million in the second quarter of 2004, an increase of 9.0% over net sales of $368.9 million for the second quarter of 2003. Resale activity accounted for 6.3% of this increase, while normal retail sales to customers increased by 2.7% over this period. Same-store sales increased by 0.4% over the second quarter last year with the balance of the increase coming from the full quarterly results of four net new stores opened in the second quarter last year and 11 net new stores opened since the end of last year’s second quarter.

Pharmacy sales increased from $169.0 million in the second quarter of 2003 to $202.3 million in the second quarter of 2004, an increase of 19.7%, and represented 50.3% of total sales, as compared with 45.8% of total sales in the second quarter of 2003. Resale activity in 2004 accounted for 13.7% of the pharmacy sales increase. Pharmacy same-store sales increased by 4.6% over last year, and third-party reimbursed pharmacy sales represented 92.2% of total prescription sales compared to 91.3% in the second quarter of 2003. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003. The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration by mail order and internet-based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

Front-end sales decreased from $199.9 million in the second quarter of 2003 to $199.8 million in the second quarter of 2004, a decrease of 0.1%, and represented 49.7% of total sales, as compared to 54.2% of total sales in the second quarter of 2003. Front-end same-store sales declined by 2.8%, partly due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products. Excluding tobacco sales, front-end same-store sales decreased by approximately 1.6%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

We opened four new stores during the second quarter of both 2004 and 2003. At June 26, 2004, we operated 247 stores, as compared to 236 stores at June 28, 2003.

Cost of sales as a percentage of net sales increased to 80.3% for the second quarter of 2004 from 79.0% for the second quarter of 2003, resulting in a decrease in gross profit margin to 19.7% for the second quarter of 2004 from 21.0% for the second quarter of 2003.  This decrease was primarily attributable to the impact of the increased resale activity, which was partially offset by higher front-end selling margins and reduced shrink losses. These improvements were also partially offset by higher store occupancy costs primarily resulting from higher rent expense attributable to new stores and store relocations. Cost of sales also includes (i) a $0.3 million LIFO provision in the current year, as compared to a LIFO provision of $0.2 million in the prior year, and (ii) real-estate related income amounting to $1.2 million and $0.1 million in the second quarter of 2004 and 2003, respectively.

Selling, general and administrative expenses were $59.9 million, or 14.9% of net sales, and $57.6 million, or 15.6% of net sales, in the second quarters of 2004 and 2003, respectively. The decrease in the percentage of sales reflects the impact of increased resale activity, which had the effect of reducing our operating expense ratios to sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for the second quarter of 2004 and 2003 were 16.4% and 16.2% of net sales, respectively. The increase in these expenses as a percentage of sales is primarily attributable to the higher legal and professional expenses discussed above and higher insurance costs.

Depreciation and amortization of intangibles in the second quarters of 2004 and 2003 were $9.2 million and $8.2 million, respectively.  This increase resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles, a major portion of which resulted from pharmacy acquisitions completed since the second quarter of 2003.

We incurred store pre-opening expenses of $0.2 million, related to the opening of four new stores, during the second quarter of both 2003 and 2004.

Net interest expense decreased 8.2% to $3.3 million in the second quarter of 2004 from $3.5 million in the second quarter of 2003.  This decline was primarily attributable to the lower average interest rates on our outstanding revolving credit borrowings in the current year, as compared to the interest rates incurred on our revolving credit and term loan borrowings in the prior year.

In the second quarter of 2004, we recorded an income tax provision of $1.6 million, reflecting an estimated annual effective tax rate of 38.8%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $3.7 million reflected an estimated effective tax rate of 47.9%, inclusive of the anticipated benefits of employment tax credits, as well as a retroactive adjustment to the first quarter’s tax expense, which had been previously recorded at an effective rate of 38.2%. The increase in last year’s second quarter effective tax rate reflected New York State legislation passed in May 2003 which retroactively eliminated certain tax deductions attributable to royalty companies. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs. The decrease in the current year’s effective rate reflects the combined impact of the employment tax credits and the reduced levels of pre-tax income generated by the Company.

Twenty-Six Weeks Ended June 26, 2004 versus Twenty-Six Weeks Ended June 28, 2003

The following sets forth the results of operations for the periods indicated:

	Restated
	For the 26 Weeks Ended
	June 26, 2004		June 28, 2003
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$785,421	100.0%	$724,888	100.0%
Cost of sales	629,533	80.2	577,016	79.6
Gross profit	155,888	19.8	147,872	20.4
Selling, general & administrative expenses	118,567	15.1	111,472	15.4
Labor contingency expense	2,200	0.3	—	0.0
Transaction expenses	2,619	0.3	—	0.0
Depreciation and amortization	18,305	2.3	15,712	2.2
Store pre-opening expenses	365	0.0	644	0.1
	142,056	18.1	127,828	17.6
Operating income	13,832	1.8	20,044	2.8
Interest expense, net	6,694	0.9	7,066	1.0
Debt extinguishment	—	0.0	105	0.0
Income before income taxes	7,138	0.9	12,873	1.8
Income taxes	2,850	0.4	5,666	0.8
Net income	$4,288	0.5%	$7,207	1.0%

Net sales were $785.4 million in the first six months of 2004, an increase of 8.4% over net sales of $724.9 million for the first six months of 2003. Resale activity accounted for 4.8% of this increase, while normal retail sales to customers increased by 3.6% over this period. Same-store sales increased by 1.0% over the first six months last year with the balance of the increase coming from the full six month results of eight net new stores opened in the first six months last year and 11 net new stores opened since the end of last year’s second quarter.

Pharmacy sales increased from $335.2 million in the first six months of 2003 to $394.5 million in the first six months of 2004, an increase of 17.7%, and represented 50.2% of total sales, as compared with 46.2% of total sales in the first six months of 2003. Resale activity in 2004 accounted for 10.3% of the pharmacy sales increase. Pharmacy same-store sales increased by 5.5% over last year, and third-party reimbursed pharmacy sales represented 92.1% of total prescription sales compared to 91.2% in the first six months of 2003. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003.  The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration of mail order and internet based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

Front-end sales increased from $389.7 million in the first six months of 2003 to $390.9 million in the first six months of 2004, an increase of 0.3%, and represented 49.8% of total sales, as compared to 53.8% of total sales in the first six months of 2003. Front-end same-store sales declined by 2.5%, largely due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products.  Excluding tobacco sales, front-end same-store sales decreased by approximately 1.1%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

During the first six months of 2004, we opened seven new stores and closed one store, as compared to 11 stores opened and three stores closed in the comparable period last year.

Cost of sales as a percentage of net sales increased to 80.2% for the first six months of 2004 from 79.6% for the first six months of 2003, resulting in a decrease in gross profit margin to 19.8% for the first six months of 2004 from 20.4% for the first six months of 2003. This decrease was primarily attributable to the impact of increased resale activity, which generally has gross margins of less than one percent, partially offset by higher front-end selling margins and reduced shrink losses. These improvements were partially offset by higher store occupancy costs primarily resulting from higher rent expense attributable to new stores and store relocations. Cost of sales also includes (i) a $0.7 million LIFO provision in the current year, as compared to a LIFO provision of $0.3 million in the prior year, and (ii) real-estate related income of $2.0 million and $1.3 million in the first six months of 2004 and 2003, respectively.

Selling, general and administrative expenses were $118.6 million, or 15.1% of net sales, and $111.5 million, or 15.4% of net sales, in the first six months of 2004 and 2003, respectively. The decrease in the percentage of sales reflects the impact of increased resale activity, which had the effect of reducing our operating expense ratios to sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for the first six months of 2004 and 2003 were 16.6% and 16.2% of net sales, respectively. The increase in these expenses as a percentage of sales is primarily attributable to the higher legal and professional expenses discussed above, severance costs associated with certain administrative staff reductions incurred during the first quarter and higher insurance costs.

Depreciation and amortization of intangibles in the first six months of 2004 and 2003 were $18.3 million and $15.7 million, respectively.  This increase resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the amortization of identifiable intangibles, a major portion which resulted from pharmacy acquisitions completed since the beginning of 2003.

We incurred store pre-opening expenses of $0.4 million during the first six months of 2004 related to the opening of seven new stores.  During the comparable period last year, we incurred pre-opening expenses of $0.6 million related to the opening of 11 new stores.

Net interest expense decreased 5.3% to $6.7 million in the first six months of 2004 from $7.1 million in the first six months of 2003.  This decline was primarily attributable to the lower average interest rates on our outstanding revolving credit borrowings in the current year, as compared to the interest rates incurred on our revolving credit and term loan borrowings in the prior year.

In the first six months of 2003, we recorded a debt extinguishment charge of $0.1 million, reflecting the payment of early termination premiums related to the retirement of the $1.6 million outstanding balance of the 9.25% senior notes and the write-off of the remaining deferred financing costs associated with those notes.

In the first six months of 2004, we recorded an income tax provision of $2.9 million, reflecting an estimated annual effective tax rate of 39.9%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $5.7 million reflected an estimated effective tax rate of 44.0%, inclusive of the anticipated benefits of employment tax credits.  The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs. The decrease in the effective rate reflects the combined impact of the employment tax credits and the reduced levels of pre-tax income generated by the Company.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $154.4 million as of June 26, 2004 and $155.9 million as of December 27, 2003. Working capital reflects the classification of outstanding borrowings under our revolving loan facility of $77.3 million at June 26, 2004 and $70.4 million at December 27, 2003 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we did not meet the criteria of FAS 6 to reclassify the debt as long-term but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July of 2008 and we intend to continue to access it for our working capital needs throughout its remaining term.

For the first six months of 2004, net cash provided by operating activities was $20.0 million, as compared to $14.0 million in the first six months of 2003. The increase was principally due to reduced merchandise purchases during the first six months of 2004 and the collection of certain property insurance claims amounting to $1.3 million.

Net cash used in investing activities was $27.7 million during the first six months of 2004, compared to $35.7 million during the first six months of 2003.  In the first six months of 2004, capital expenditures, primarily related to new store openings and the remodeling of existing locations, were $16.2 million, while lease acquisition, pharmacy customer file and other costs accounted for $11.5 million of cash used in investing activities.  In the first six months of 2003, we spent $25.8 million on capital expenditures and $9.9 million on lease acquisition, pharmacy customer file and other costs.

Net cash provided by financing activities was $7.7 million for the first six months of 2004, compared to $18.8 million for the first six months of 2003. The decrease of $11.1 million reflects the improved level of cash flow generated by reduced investing activities and increased cash flow from operations discussed above.

The Acquisition

The July 30, 2004 Acquisition was financed as an all cash transaction whereby our common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest. The total transaction value, including transaction expenses and the repayment of indebtedness was approximately $744 million, which was funded through new equity investments of approximately $244 million and debt of approximately $500 million. Upon closing of the Acquisition, we had approximately $93.3 million of borrowing availability under our amended asset-based revolving loan facility.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened a total of 17 stores in 2003, a decline from 32 stores opened in 2002 and 31 stores opened in 2001. We believe that there are significant opportunities to open additional stores, and currently plan to open approximately 8-10 additional new stores during the remainder of this year (a total of 15-17 for all of 2004), and 10-12 new stores in each of fiscal 2005 through fiscal 2008. We expect to spend approximately $40.0 million in 2004 on capital expenditures, primarily for new, renovated and replacement stores, and an additional $14 million - $17 million for lease acquisition, pharmacy customer files and other costs. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements

Other Factors Influencing our Liquidity

Ten of our stores that generated 4.1% of our net sales in fiscal 2003 have leases that are scheduled to expire before the end of 2005. One of these leases has a renewal option. We believe that we will be able to renew the expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of June 26, 2004, approximately 4,500 of our approximately 6,300 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO (“UNITE”), who represents approximately 700 of our employees in 113 stores, expired on March 31, 2004. The terms of the expired contract have been extended by the mutual consent of UNITE and Duane Reade through August 31, 2004 while we continue to negotiate the terms of a new agreement.

Under an employment agreement with our Chairman and CEO originally entered into in 1997 and subsequently amended in 2000 and 2001, and then amended and restated in 2002, and again amended and restated in connection with the completed Acquisition, we were required to fund premiums for a split dollar life insurance policy that will provide certain post-retirement benefits. During fiscal 2003 and fiscal 2004, the annual premiums amounted to $5.0 million, and are scheduled to remain at $5.0 million per year through 2010. The enactment of the Sarbanes-Oxley Act has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives. While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur. Upon completion of the Acquisition, under Mr. Cuti’s employment agreement, we have the opportunity to elect to terminate the split dollar life insurance contract in exchange for, among other things, the payment to Mr. Cuti of $6.5 million on or prior to December 1, 2004, $14.0 million on or prior to January 1, 2005 and $4.0 million on or prior to June 30, 2005, and we expect to make that termination election. The parties to Mr. Cuti’s employment agreement are considering accelerating a portion of the first payment of $6.5 million in an amount up to $1.5 million to be paid prior to December 1, 2004. A portion of these payment obligations will be satisfied either using the cash surrender value of the split dollar life insurance contract at the time we elect to terminate it (approximately $14.0 million as of August 2, 2004) or by transferring ownership of the split dollar life insurance contract to Mr. Cuti.

As of June 26, 2004, there were no material changes in the Contractual Obligations and Commitments disclosed in our Annual Report on Form 10-K/A for the year ended December 27, 2003, except that we paid the annual $5.0 million premium due in connection with the CEO Split Dollar Life Insurance Policy on January 26, 2004. The remaining fixed premium obligation under the terms of this policy amounts to $30.0 million subject to the early termination provision described above.

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

At June 26, 2004 we recorded a litigation-related non-current liability of $14.8 million in connection with a National Labor Relations Board Administrative Law Judge recommendation in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this recommendation is only the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter can not be determined at this time. This matter is more fully described in Note 3 to the Unaudited Consolidated Interim Financial Statements.

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments detailed in the Contractual Obligations and Commitments table presented in our Annual Report on Form 10-K/A for the year ended December 27, 2003.

Debt

Prior to the Acquisition, our debt structure had two primary components, consisting of Convertible Notes and the Credit Agreement.

Convertible Notes

The Convertible Notes were issued on April 16, 2002 at a discounted value equivalent to 57.276% of face value. The Convertible Notes pay cash interest semiannually at a rate of 2.1478% of face value for the first five years and thereafter accrue original issue discount at a semi-annual bond equivalent rate of 3.75% yield to maturity on April 16, 2022. The Convertible Notes are convertible into shares of our common stock upon the occurrence of certain specified events. Holders of the Convertible Notes may require us to purchase all or a portion of the Convertible Notes on each of the 5, 10 and 15-year anniversaries of the issuance date at pre-specified prices. We may redeem for cash all or a portion of the Convertible Notes at any time after April 16, 2007 at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date. The Acquisition was deemed a “change of control” under the indenture governing the senior convertible notes. Within 15 days after the completion of the Acquisition, we will be required to notify the holders of our Convertible Notes of their option to require us to purchase the notes within 30 business days after the completion of the Acquisition, at a cash price equal to the sum of the issue price plus accrued original issue discount and cash interest, if any, on such notes to the date of purchase. We expect that the holders of all or substantially all of our Convertible Notes will exercise their repurchase rights and we expect to fund the repurchase price from the funds raised to finance the Acquisition. Until such Convertible Notes are fully redeemed, our borrowing availability under our revolving credit facility will be reduced by the issue price of any unredeemed senior convertible notes less any specific financing funds placed into a separate escrow account for the express purpose of redeeming such notes.

In connection with the consummation of the Acquisition, we, Duane Reade Shareholders, LLC, the indirect parent of Duane Reade Acquisition Corp. and each of our subsidiaries that are guarantors of the Convertible Notes entered into a supplemental indenture. Pursuant to the supplemental indenture, as a result of the merger of Duane Reade Acquisition Corp. with and into Duane Reade Inc., the Convertible Notes may only be converted into the right to receive from us $16.50 (in cash and without interest) per share of our common stock issuable to a holder of Convertible Notes in connection with such conversion.

Credit Agreement

On July 21, 2003, we completed the refinancing of the Fourth Amended and Restated Credit Agreement entered into by us on July 10, 2001 (the “Senior Credit Agreement”). This credit facility (the “Credit Agreement”) is an asset-based revolving loan which uses a pre-determined percentage of the current value of our inventory, customer prescription files and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. Our obligations under the Credit Agreement are collateralized by substantially all of our assets. In addition, the Credit Agreement has been guaranteed by each of our corporate subsidiaries, and such guarantees are collateralized by substantially all assets of such guarantors. The Credit Agreement matures on July 20, 2008.

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

At June 26, 2004 there was $77.3 million outstanding under the revolving credit facility, and approximately $119.8 million of remaining availability, net of $2.9 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. We intend to continue to utilize this facility for our working capital needs through the date of its maturity in July 2008.

On July 22, 2004, in connection with the anticipated consummation of the Acquisition, the Credit Agreement was amended (the “Amended Credit Agreement”) to increase our borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of our inventory, customer prescription files and selected accounts receivable. The Amended Credit Agreement includes a $50 million sub-limit for the issuance of letters of credit. Obligations under this amended asset-based revolving loan facility are secured by a first priority security interest in inventory, receivables, pharmacy prescription files and certain other current assets. We and Duane Reade, a New York general partnership which is our principal operating company and of which we are a general partner (“Duane Reade GP”), are co-obligors under the amended facility. The amended facility is guaranteed by Duane Reade Holdings and each of our domestic subsidiaries other than Duane Reade GP. Revolving loans under the Amended Credit Agreement will, at our option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, to be determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Fleet Retail Group Inc. plus a margin of from 0.00% to 0.50%, to be determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based.

Acquisition-Related Debt Financings

Senior Term Loan Facility

On July 30, 2004, in connection with the Acquisition, we entered into a Senior Term Loan Facility (the “Senior Term Loan”) in the principal amount of $155 million. This loan will mature on July 30, 2010. While there are no scheduled principal payments over its term, we will be required to prepay the senior term loans together with accrued interest thereon, with (a) all net cash proceeds (i) from sales of property and assets by Duane Reade Holdings and its subsidiaries (excluding sales of inventory in the normal course of business and certain other exceptions described in the Senior Term Loan), (ii) of extraordinary receipts as defined in the Senior Term Loan and (iii) from the issuance or incurrence of additional debt of Duane Reade Holdings or any of its subsidiaries other than certain identified indebtedness permitted under the Senior Term Loan, (b) 50.0% of all net cash proceeds from the issuance of additional equity of Duane Reade Holdings or any of its subsidiaries (excluding equity issued to Oak Hill or its affiliates) and (c) 50.0% of excess cash flow of Duane Reade Holdings and its subsidiaries. Loans under the Senior Term Loan facility will, at our option, bear interest at a rate per annum of (i) the reserve-adjusted LIBOR plus an applicable margin of 3.25%; or (ii) 2.25%, plus the higher of (a) the prime rate of Bank of America, N.A. and (b) the Federal Funds rate plus 0.50%. Duane Reade GP became a co-obligor under the Senior Term Loan upon the closing of the Acquisition. All obligations under the Senior Term Loan will be guaranteed by Duane Reade Holdings and each of our existing and future direct and indirect subsidiaries, other than Duane Reade GP and certain foreign subsidiaries. The Senior Term Loan is secured by a first priority security interest in substantially all of our assets other than those assets in which the lenders under the Amended Credit Agreement have a first priority interest. The Senior Term Loan is also secured by a second priority security interest in all collateral pledged on a first priority basis to lenders under the Amended Credit Agreement. The Senior Term Loan also contains affirmative and negative covenants customary for a senior term loan facility, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries and sale leaseback transactions. The Senior Term Loan also requires Duane Reade Holdings and its subsidiaries to maintain a maximum leverage ratio and a minimum interest coverage ratio. There are no credit related triggers in the Senior Term Loan Facility or in the senior subordinated notes described below.

$195 Million 9 3/4% Senior Subordinated Notes Due 2011

On July 30, 2004, upon completion of the Acquisition, we entered into an Indenture Agreement for $195 million of 9 3/4% Senior Subordinated Notes due 2011 (the “Senior Notes”). These notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. These notes are unsecured obligations and subordinated in right of payment to all of our existing and future unsubordinated indebtedness, including borrowings under the Amended Credit Agreement and the Senior Term Loan. The notes rank equally with our senior subordinated indebtedness and senior to our subordinated indebtedness. These notes are guaranteed on an unsecured senior subordinated basis by all of our existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the Senior Notes. We may redeem the notes, in whole or in part, at any time on or after August 1, 2008, at a redemption price of 104.875% declining to par on August 1, 2010, plus accrued and unpaid interest. In addition we can redeem up to 35% of the Senior Notes before August 1, 2007 with the net cash proceeds from certain equity offerings. Upon the occurrence of specified change of control events, we will be required to make an offer to repurchase all of the Senior Notes at 101% of the outstanding principal amount of the notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the Senior Notes contains certain affirmative and negative covenants that limit our ability to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the Senior Notes and to make certain other restricted payments, incur certain liens, to use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by our subsidiaries. Under a registration rights agreement entered into as part of the offering of the Senior Notes, we are required to (i) file a registration statement within 120 days after the completion of the Acquisition, (ii) use our reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of the Acquisition and (iii) use our reasonable and best efforts to complete the exchange offer within 210 days after the Acquisition is completed.

Liquidity Assessment

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including the Oak Hill equity contribution of approximately $240 million discussed above, revolving loan borrowings under our Amended Credit Agreement, our $155 million Senior Term Loan and the $195 million Senior Notes will be adequate for the payment of all of our obligations in connection with the Acquisition and for at least the next two years to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $47.4 million and $42.5 million in fiscal 2003 and fiscal 2002, respectively, as well as our cash flow from operations of $20.0 million in the 26 weeks ended June 26, 2004, and the significant additional borrowing capacity under our Amended Credit Agreement which amounted to approximately $93.3 million upon the completion of the Acquisition. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, further declines in the New York City economy, increases in competitive activity, additional adverse legislative changes or a major disruption of our business in our markets from a terrorist event or natural disaster. Our borrowings under our amended Credit Agreement bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our

Annual Report on Form 10-K/A for the year ended December 27, 2003 are those that depend most heavily on these judgments and estimates. At June 26, 2004, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 27, 2003 or the 26 weeks ended June 26, 2004.

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

ITEM 3.                MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding under our Credit Agreement was approximately $77.3 million at June 26, 2004. At June 26, 2004, the weighted average combined interest rate in effect on all borrowings under the Credit Agreement was 3.12%. A 0.50% change in interest rates applied to the $77.3 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.4 million. In addition, we also have $201.0 million of Convertible Notes outstanding at June 26, 2004. The Convertible Notes bear interest payable semi-annually at a fixed rate of 3.75%, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4.                CONTROLS AND PROCEDURES

The Company is not an “accelerated filer” within the SEC reporting rules and, as a result, is currently not required to include in its annual reports on Form 10-K management’s assessment of the effectiveness of its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

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

(b)   Changes in Internal Controls over Financial Reporting.   No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during our last fiscal quarter covered by this quarterly report that have materially affected, or are reasonably assured to materially affect, our internal control over financial reporting.

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

Duane Reade Inc., Anthony J. Cuti, our Chairman, President and Chief Executive Officer, John K. Henry, our Senior Vice President and Chief Financial Officer and Gary Charboneau, our Senior Vice President of Sales and Marketing have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which is in the United States District Court for the Southern District of New York, is on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which seeks an unspecified amount of damages, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted our motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs have filed an appeal. We continue to believe that the plaintiffs’ actions are completely baseless and wholly without merit, and intend to continue to vigorously defend ourselves.

We are a defendant in a class action suit in the Federal Court for the Southern District of New York regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. In December 2003, we settled the issue of the amount of our liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with our previously established reserves. The amount of attorney’s fees owed to the plaintiffs’ attorneys remains an open issue in the case and we plan to vigorously defend claims by these attorneys for fees. It is not anticipated that the amount of attorneys’ fees that would be required to be paid in this matter would be material to our business and operations.

We are a party to related lawsuits, Irving Kroop, et al. v. Duane Reade, NY, NY et al., 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that we did not make certain required contributions to these funds from January 2000 through August 2001. The plaintiffs have recently filed a motion seeking summary judgment of $2.29 million of claims for alleged underfunding, including related penalties and interest. In addition, at various times, the plaintiffs have stated that they believe we may owe additional amounts. However, any additional amounts that the plaintiffs may claim are not known at this time. We have filed a motion opposing these claims. We believe that we have made sufficient contributions to these funds and that we have meritorious defenses to the claims being made by these funds. Accordingly, we intend to vigorously defend ourselves in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability we may face, if any.

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

In light of the foregoing, while it is our belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard (“FAS”) No. 5 which addresses contingencies, we recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and additional pre-tax charges of $1.1 million in each of the quarters ended March 27, 2004 and June 26, 2004. These charges represent our current best estimate of the loss that would result upon application of the ALJ’s recommendation. We note that such charges were based upon the facts available to us at the time. In our opinion, such charges could be subject to significant modification in the future, upon review by the full NLRB, the Federal Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that we did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through June 26, 2004, reduced by a portion of the benefits we paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until June 26, 2004. While this represents our current best estimate of the ALJ’s recommendation, we believe that the actual range of loss in this matter could be from $0, if the ALJ’s recommendation is not followed, to approximately $29 million, if the ALJ’s recommendation is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charge recorded in the 2003 financial statements. We currently estimate that the pre-tax charge in 2004 will approximate $4.4 million.

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

The Consolidated Complaint alleges that defendants failed to disclose material information in the preliminary proxy statement, which was filed with the SEC on March 19, 2004. Specifically, the Consolidated Complaint alleges that the defendants failed to disclose: (1) the precise nature of the “Current Employment Agreement Estimated Payments,” as that term is used in the preliminary proxy, and the reasons for these payments; (2) the materials and data purportedly used by Bear Stearns in calculating the “Current Employment Agreement Estimated Payments,” instead of the disclosure in the preliminary proxy statement that these calculations were “approximations based on various assumptions since the precise amounts payable would require actuarial or other expert valuation,” even though Bear Stearns allegedly relied on these calculations; (3) the methodology, projections and other information used by Bear Stearns to calculate the estimated present value of the company; and (4) that the merger consideration represented an approximately 11.7% premium based upon the trading price of Duane Reade shares on December 22, 2003, instead of the disclosure in the preliminary proxy that shareholders would be receiving a much higher premium of 22.0%. The Consolidated Complaint and the New York Complaint allege, among other things, that the defendants purportedly breached duties owed to Duane Reade’s stockholders in connection with the transaction by failing to: (a) appropriately value Duane Reade as a merger candidate; (b) expose Duane Reade to the marketplace in an effort to obtain the best transaction reasonably available, including to market Duane Reade to industry participants; and (c) adequately ensure that no conflicts of interest exist between defendants’ own interests and their fiduciary obligation to maximize stockholder value. Plaintiffs seek, among other things: an order that the complaints are properly maintainable as a class action; a declaration that defendants have breached their fiduciary duties and other duties; injunctive relief; an unspecified amount of monetary damages; attorneys’ fees, costs and expenses; and such other and further relief as the court may deem just and proper. We believe these lawsuits are without merit and plan to defend these lawsuits vigorously.

ITEM 2.                Changes in Securities and Use of Proceeds

Not applicable

ITEM 3.                Defaults Upon Senior Securities

Not applicable

ITEM 4.                Submission of Matters to a Vote of Security Holders

On July 26, 2004, the Company held a special meeting of stockholders to consider the merger agreement. At that meeting, a total of 17,706,765 shares were voted in person and by proxy, representing 72.2% of the total number of eligible voting shares. Of this amount, 15,436,702 shares were voted in favor of adopting the merger agreement, 2,267,843 shares were voted in opposition to the adoption of the merger agreement and 2,220 shares abstained from voting. As a result of the stockholders’ approval of the merger agreement and the satisfaction of all other conditions to the merger, the merger and related financings were consummated on July 30, 2004.

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

2.1(i)	Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004.)
2.1(ii)	Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004.)
2.1(iii)	Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2004.)
3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement No. 333-41239 (the “Common Stock S-1”)).
3.1(ii)

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 dated July 22, 2001).

3.1(iii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9 1/4 Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Second Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to Exhibit 3.3 of the Notes S-1).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10-K for the year ended December 25, 1999 (the “1999 10-K”)).

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

*       filed herewith

(b)   Reports on Form 8-K:

On June 14, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the First and Second Amendments to the Agreement and Plan of Merger (the “Merger Agreement”), in connection with the proposed acquisition of the Company by affiliates of Oak Hill Capital Partners L.P. (“Oak Hill”).

On June 21, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Third Amendment to the Merger Agreement, in connection with the proposed acquisition of the Company by affiliates of Oak Hill.

On June 30, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the filing of the Company’s definitive proxy statement in connection with the proposed acquisition of the Company by affiliates of Oak Hill.

On July 9, 2004, the Company filed a Current Report on Form 8-K which contained relevant financial information not previously publicly released, such information having been provided to various lenders that same day in connection with the proposed acquisition of the Company by affiliates of Oak Hill.

On July 19, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the Company’s actual (unaudited) financial results for the 13 and 26 weeks ended June 26, 2004 and the Company’s projected financial results for the remainder of the 2004 fiscal year.

On July 26, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the completion of an amendment to the Company’s Credit Agreement and the pricing of the Company’s Senior Subordinated Notes.

On July 27, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the successful stockholder vote in connection with the proposed acquisition of the Company by affiliates of Oak Hill.

On August 2, 2004, the Company filed a Current Report on Form 8-K which contained, as an exhibit, a press release providing information with respect to the consummation of the Company’s acquisition by affiliates of Oak Hill.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 16, 2005
DUANE READE, INC.
(Registrant)
	By:	/s/ JOHN K. HENRY
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 16, 2005.

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

Dated: June 16, 2005
DRI I INC.
	By:	/s/ JOHN K. HENRY
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 16, 2005 by:

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

Dated:	June 16, 2005
DUANE READE
By:	DRI I Inc., a general partner	By:	Duane Reade Inc., a general partner
By:	/s/ JOHN K. HENRY	By:	/s/ JOHN K. HENRY
Name:	John K. Henry	Name:	John K. Henry
Title:	Senior Vice President and Chief Financial Officer	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 16, 2005 by the following persons in the capacities indicated with respect to Duane Reade Inc. and DRI I Inc., the general partners of Duane Reade, on behalf of Duane Reade (except as otherwise indicated):

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

Dated: June 16, 2005
DUANE READE REALTY, INC.
	By:	/s/ JOHN K. HENRY
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 16, 2005 by:

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

Dated: June 16, 2005
DUANE READE INTERNATIONAL, INC.
	By:	/s/ JOHN K. HENRY
		Name:	John K. Henry
		Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 16, 2005 by:

SIGNATURES	TITLES
/s/ GARY CHARBONEAU	President and Chief Executive Officer and Director
Gary Charboneau	(Principal Executive Officer)
/s/ JOHN K. HENRY	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)