Form 10-Q/A
period 2004-09-25
DUANE READE INC
filed 2005-06-17
CIK 895364

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

Yes ☐  No ☒

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarterly period ended September 25, 2004, as filed on November 15, 2004, to include adjustments to its previously filed consolidated financial statements related to (i) lease accounting under the provisions of FASB Technical Bulletin No. 85-3 (FTB 85-3), (ii) certain inventory resale activity under the provisions of Emerging Issues Task Force release 99-19 (EITF 99-19) and (iii) the classification of outstanding borrowings under the revolving loan facility as current liabilities, rather than as long-term debt as previously reported, because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of Statement of Financial Accounting Standards No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6), to reclassify the debt as long-term, as well as to reflect certain previously unrecorded and immaterial audit adjustments related to the periods affected. This Form 10-Q/A further amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2004 to include adjustments to its previously filed consolidated statement of cash flows for the first nine months of 2004 and 2003 to reflect the reporting of revolving loan borrowings and repayments separately on a gross basis as required under Statement of Financial Accounting Standard No. 95 “Statement of Cash Flows” (FAS 95). In addition, this Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the period from July 31, 2004 through and as of September 25, 2004 to correct the lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of the Company’s acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This accounting treatment is required under the provisions of Statement of Financial Accounting Standard No. 141 “Business Combinations (FAS 141). This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities. It also amends the previously filed Form 10-Q to include in Part 1, Item 4, “Controls and Procedures,” the revised conclusion of the principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as of September 25, 2004. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Form 10-Q except to conform to changes as required by applicable law. For further information about the restatements, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatements.”

INDEX

PART I—FINANCIAL INFORMATION	4
ITEM 1.—FINANCIAL STATEMENTS	4
Consolidated Statements of Operations (Unaudited)— For the period from July 31, 2004 through September 25, 2004 for the Successor and the periods from June 27, 2004 through July 30, 2004 and December 28, 2003 through July 30, 2004 and the 13 Weeks and 39 Weeks Ended September 27, 2003 for the Predecessor (restated)	4
Consolidated Balance Sheets— As of September 25, 2004 (Unaudited) for the Successor and December 27, 2003 for the Predecessor (restated)	5
Consolidated Statements of Cash Flows (Unaudited)— For the period from July 30, 2004 through September 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the 39 Weeks Ended September 27, 2003 for the Predecessor (restated)	6
Notes to Consolidated Financial Statements (Unaudited)	7
ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4.—CONTROLS AND PROCEDURES	39
PART II—OTHER INFORMATION	40
SIGNATURES	47

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Duane Reade Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands)

	Successor Restated	Predecessor—Restated
	Period from	Period from	Three Months	Period from	Nine Months
	July 31, 2004	June 27, 2004	Ended	Dec. 28, 2003	Ended
	through	through	September 27,	through	September 27,
	Sept. 25, 2004	July 30, 2004	2003	July 30, 2004	2003
Net sales	$238,050	$142,379	$356,944	$927,801	$1,081,832
Cost of sales	194,116	115,557	284,389	745,090	861,405
Gross profit	43,934	26,822	72,555	182,711	220,427
Selling, general & administrative expenses	37,418	23,726	56,611	142,293	168,083
Labor contingency expense	689	411	—	2,611	—
Transaction expense	37,118	386	—	3,005	—
Depreciation and amortization	7,280	3,596	8,162	21,902	23,874
Store pre-opening expenses	366	105	154	470	798
Other	25,291	—	—	—	—
	108,162	28,224	64,927	170,281	192,755
Operating (loss) income	(64,228)	(1,402)	7,628	12,430	27,672
Interest expense, net	6,283	1,283	3,386	7,977	10,452
Debt extinguishment	—	—	707	—	812
(Loss) income before income taxes	(70,511)	(2,685)	3,535	4,453	16,408
Income tax (benefit) provision	(32,473)	(1,714)	1,558	1,136	7,225
Net (loss) income	$(38,038)	$(971)	$1,977	$3,317	$9,183

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor	Predecessor
	Restated	Restated
	September 25,	December 27,
	2004	2003
	(Unaudited)
ASSETS
Current Assets
Cash	$1,377	$1,252
Receivables, net	55,461	53,430
Inventories, net	271,101	258,139
Deferred income taxes	22,454	10,811
Prepaid expenses and other current assets	19,224	20,263
TOTAL CURRENT ASSETS	369,617	343,895
Property and equipment, net	227,025	189,469
Goodwill, net	116,875	161,318
Deferred income taxes	—	13,854
Other assets	254,224	88,836
TOTAL ASSETS	$967,741	$797,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$80,323	$85,528
Accrued interest	3,839	1,633
Other accrued expenses	56,639	30,086
Current portion of debt	152,939	70,353
Current portion of capital lease obligations	762	422
TOTAL CURRENT LIABILITIES	294,502	188,022
Long-term debt	350,032	201,032
Capital lease obligations, less current portion	2,209	1,103
Deferred income taxes	70,299	—
Other non-current liabilities	49,239	79,954
TOTAL LIABILITIES	766,281	470,111
Commitments and Contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none (Predecessor)		—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none (Predecessor)		—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,403,550 shares (Predecessor)		244
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: none (Successor)	—
Common stock, $0.01 par; authorized 2,950,000 shares; issued and outstanding: 2,594,977 shares (Successor)	26
Additional paid-in capital	239,472	331,917
Retained deficit	(38,038)	(4,900)
TOTAL STOCKHOLDERS’ EQUITY	201,460	327,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$967,741	$797,372

The accompanying notes are an integral part of these financial statements.

Duane Reade Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor
	Restated	Predecessor—Restated
	Period from	Period from	Nine Months
	July 31, 2004	Dec. 28, 2003	Ended
	through	through	September 27,
	Sept. 25, 2004	July 30, 2004	2003
Cash flows (used in) provided by operating activities:
Net (loss) income	$(38,038)	$3,317	$9,183
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,011	23,003	25,333
Deferred income taxes	(32,473)	5,900	5,798
Debt extinguishment		—	730
Non-cash rent expense	2,488	4,383	6,813
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	1,026	(3,057)	(1,117)
Inventories	(7,521)	4,385	(23,851)
Accounts payable	14,842	(20,047)	12,261
Prepaid and accrued expenses	27,540	747	174
Other assets and liabilities, net	2,129	2,921	(5,560)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(21,996)	21,552	29,764
Cash flows used in investing activities:
Capital expenditures	(4,571)	(17,552)	(34,523)
Lease acquisition, customer file and other costs	(7,633)	(14,925)	(11,261)
Purchase of Duane Reade	(413,684)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(425,888)	(32,477)	(45,784)
Cash flows from financing activities:
Proceeds from Term Loan	155,000	—	—
Proceeds from Senior Notes	195,000	—	—
Repurchase of Convertible Notes	(201,000)	—	—
Proceeds from sale of common stock	239,498	—	—
Repayment of term notes	—	—	(65,091)
Retirement of senior subordinated notes	—	—	(1,621)
Borrowings from revolving credit facility	415,047	941,503	554,463
Repayments of revolving credit facility	(343,453)	(930,511)	(472,047)
Proceeds from exercise of stock options	—	1,126	—
Deferred financing costs	(12,049)	(841)	(2,191)
Repayments of capital lease obligations	(120)	(266)	(373)
NET CASH PROVIDED BY FINANCING ACTIVITIES	447,923	11,011	13,140
Net increase (decrease) in cash	39	86	(2,880)
Cash at beginning of period	1,338	1,252	4,183
Cash at end of period	$1,377	$1,338	$1,303

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

2.   Restatements

The Company has restated its consolidated financial statements to conform certain accounting practices to the following accounting requirements:

1.     Lease accounting under FASB Technical Bulletin No. 85-3 (FTB 85-3)

2.     Acquisition lease accounting under FASB No. 141 “Business Combinations”

3.     Gross versus net sales and cost of sales accounting under Emerging Issues Task Force Release 99-19 (EITF 99-19)

4.     Balance sheet classification of outstanding borrowings under the revolving loan facility because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria under FASB No. 6 “Classification of Short-Term Obligations Expected to be Refinanced” (FAS 6) to reclassify the debt as long-term

5.     Reporting of revolving loan facility borrowings and repayments under FASB No. 95 “Statement of Cash Flows” (FAS 95)

6.     Restatements to include certain previously unrecorded and immaterial audit adjustments related to the periods affected.

In connection with these restatements, the Company obtained from the administrative agent under the amended asset-based revolving loan facility, an acknowledgement confirming that these restatements do not constitute an event of technical default, as defined in the document governing the amended asset-based revolving loan facility.

Based upon a review of the Company’s lease accounting methods the Company determined that its previous policy of commencing rent expense when a store opens (and not at the commencement of the lease) was inconsistent with FTB 85-3. For construction purposes, the Company often takes possession of leased properties prior to opening. In accordance with FTB 85-3, the Company will record rent expense commencing on the date of possession. In accordance with the provisions of FAS 141, the Company has restated reported balance sheet liabilities, goodwill and results of operations, cost of sales and selling, general and administrative expenses to correct the lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of the Company’s acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities. The Company is restating its previously issued financial statements to reflect certain resales of retail inventory on a gross revenue and cost of sales basis in accordance with EITF 99-19, rather than on a net basis as previously reported. The Company is restating its previously reported balance sheets for September 25, 2004 and December 27, 2003 to reflect the classification of outstanding borrowings under the revolving loan facility as current liabilities rather than as long-term debt, as previously reported. The change is being made because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. This is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2008 and the Company intends to continue to access it for its working capital needs throughout the remaining term. The Company has also restated its consolidated statements of cash flows for the successor period from July 31, 2004 through September 25, 2004 and the predecessor periods from December 28, 2003 through July 30, 2004 and the first nine months of fiscal 2003 to reflect the reporting of revolving loan facility borrowings and repayments separately on a gross basis as required under FAS 95. The effect of these restatements on the consolidated financial statements for the successor period from July 31, 2004 through September 25, 2004 and the predecessor periods from June 27, 2004 through July 30, 2004, from December 28, 2003 through July 30, 2004 and the thirteen and thirty-nine weeks ended September 27, 2003 is shown below. The Company has identified the source of the restatements from lease accounting (FTB 85-3), acquisition lease accounting (FAS 141), gross sales and cost of sales (EITF 99-19), classification of outstanding borrowings under the revolving loan facility (FAS 6), reporting of revolving borrowings and payments (FAS 95) and other previously unrecorded and immaterial adjustments (Other).

Duane Reade Inc.
Consolidated Profit & Loss Restatement
(in thousands)

		Successor	Predecessor
		Period from	Period from	Period from	For the 13	For the 39
		7/31/04	6/27/04	12/28/03	Weeks	Weeks
		through	through	through	Ended	Ended
		9/25/04	7/30/04	7/30/04	9/27/03	9/27/03
Sales	as reported	$217,556	$132,085	$846,841	$338,630	$1,027,398
	adjustment—EITF 99-19	20,494	10,294	80,960	18,314	54,434
	as restated	$238,050	$142,379	$927,801	$356,944	$1,081,832
Cost of Sales	as reported	$172,765	$104,421	$663,224	$266,520	$808,124
	adjustment—EITF 99-19	20,494	10,294	80,960	18,314	54,434
	adjustment—FTB 85-3	308	217	977	129	935
	adjustment—FAS 141	865	—	—	—	—
	adjustment—Other	(316)	625	(71)	(574)	(2,088)
	as restated	$194,116	$115,557	$745,090	$284,389	$861,405
Gross Profit	as reported	$44,791	$27,664	$183,617	$72,110	$219,274
	adjustment—FTB 85-3	(308)	(217)	(977)	(129)	(935)
	adjustment—FAS 141	(865)	—	—	—	—
	adjustment—Other	316	(625)	71	574	2,088
	as restated	$43,934	$26,822	$182,711	$72,555	$220,427
Selling, general and administrative expenses	as reported	$37,355	$23,726	$142,293	$56,296	$167,130
	adjustment—FAS 141	63	—	—	—	—
	adjustment—Other	—	—	—	315	953
	as restated	$37,418	$23,726	$142,293	$56,611	$168,083
Earnings before tax	as reported	$(69,591)	$(1,843)	$5,360	$3,405	$16,208
	adjustment	(920)	(842)	(907)	130	200
	as restated	$(70,511)	$(2,685)	$4,453	$3,535	$16,408
Income tax provision	as reported	$(32,048)	$(1,325)	$1,555	$1,499	$7,132
	adjustment	(425)	(389)	(419)	59	93
	as restated	$(32,473)	$(1,714)	$1,136	$1,558	$7,225
Net income	as reported	$(37,543)	$(518)	$3,805	$1,906	$9,076
	adjustment	(495)	(453)	(488)	71	107
	as restated	$(38,038)	$(971)	$3,317	$1,977	$9,183

Duane Reade Inc.
Consolidated Balance Sheet Restatement
(in thousands)

	Successor			Predecessor
	As at September 25, 2004			As at December 27, 2003
Caption affected by restatement	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Receivables	$56,686	$(1,225)	$55,461	$53,689	$(259)	$53,430
Inventory	264,064	7,037	271,101	259,765	(1,626)	258,139
Current portion of deferred income taxes	20,590	1,864	22,454	8,150	2,661	10,811
Prepaid & other current assets	19,224	—	19,224	19,504	759	20,263
Total current assets	361,941	7,676	369,617	342,360	1,535	343,895
Property & equipment, net	194,809	32,216	227,025	189,469	—	189,469
Goodwill, net	188,892	(72,017)	116,875	161,318	—	161,318
Deferred income taxes	—	—	—	5,543	8,311	13,854
Other assets	217,508	36,716	254,224	88,836	—	88,836
Total assets	$963,150	$4,591	$967,741	$787,526	$9,846	$797,372
Accounts payable	$80,323	$—	$80,323	$85,258	$270	$85,528
Accrued expenses	63,747	(7,108)	56,639	27,489	2,597	30,086
Current portion of debt	—	152,939	152,939	—	70,353	70,353
Total current liabilities	148,671	145,831	294,502	114,802	73,220	188,022
Long-term debt	502,971	(152,939)	350,032	271,385	(70,353)	201,032
Deferred income taxes	17,196	53,103	70,299	—	—	—
Other noncurrent liabilities	90,149	(40,910)	49,239	62,915	17,039	79,954
Total liabilities	$761,196	$5,085	$766,281	$450,205	$19,906	$470,111
Retained earnings	$(37,543)	$(494)	$(38,038)	$5,160	$(10,060)	$(4,900)
Total stockholders’ equity	$201,954	$(494)	$201,460	$337,321	$(10,060)	$327,261
Total liabilities and stockholders’ equity	$963,150	$4,591	$967,741	$787,526	$9,846	$797,372

The adjustments to other noncurrent liabilities and noncurrent deferred income taxes relate to lease accounting under FAS 141 and FTB 85-3. The adjustments to debt relate to the classification of the revolving loan balance as a current liability as discussed above. All other balance sheet adjustments relate to purchase price accounting and other previously unrecorded and immaterial adjustments.

Duane Reade Inc.
Consolidated Cash Flow Restatement
(in thousands)

		Successor	Predecessor
		Period from	Period from	For the 39
		7/31/04	12/28/03	Weeks
		through	through	Ended
		9/25/04	7/30/04	9/27/03
Net income	as reported	$(37,543)	$3,805	$9,076
	adjustment	(495)	(488)	107
	as restated	$(38,038)	$3,317	$9,183
Deferred income taxes	as reported	$(32,045)	$1,480	$5,706
	adjustment	(428)	4,420	92
	as restated	$(32,473)	$5,900	$5,798
Non-cash rent expense and other	as reported	$1,252	$3,406	$7,110
	adjustment	1,236	977	433
	as restated	$2,488	$4,383	$7,543
Receivables	as reported	$(2,523)	$(474)	$(1,117)
	adjustment	3,549	(2,583)	—
	as restated	$1,026	$(3,057)	$(1,117)
Inventories	as reported	$(6,567)	$4,015	$(22,767)
	adjustment	(954)	370	(1,084)
	as restated	$(7,521)	$4,385	$(23,851)
Accounts payable	as reported	$14,842	$(19,777)	$12,057
	adjustment	—	(270)	204
	as restated	$14,842	$(20,047)	$12,261
Prepaid and accrued expenses	as reported	$27,207	$6,492	$(259)
	adjustment	333	(5,745)	433
	as restated	$27,540	$747	$174
Other assets and liabilities, net	as reported	$5,372	$(400)	$(5,375)
	adjustment	(3,243)	3,321	(185)
	as restated	$2,129	$2,921	$(5,560)
Net borrowings (repayments) on revolving credit facility	as reported	$71,594	$10,992	$82,416
	adjustment	(71,594)	(10,992)	(82,416)
	as restated	$—	$—	$—
Borrowings from revolving credit facility	as reported	$—	$—	$—
	adjustment	415,047	941,503	554,463
	as restated	$415,047	$941,503	$554,463
Repayments of revolving credit facility	as reported	$—	$—	$—
	adjustment	(343,453)	(930,511)	(472,047)
	as restated	$(343,453)	$(930,511)	$(472,047)

3.   Acquisition by Oak Hill Capital Partners, L.P.

At the special meeting of the Company’s stockholders held on July 26, 2004, a total of 15,436,702 shares, representing 62.9% of the total outstanding shares of common stock as of the June 3, 2004 record date, were voted in favor of the adoption of the merger agreement. The Acquisition was unanimously approved by the independent members of Duane Reade Inc.’s board of directors, who resigned from the board on July 30, 2004 in anticipation of the completion of the Acquisition. Under the terms of the merger agreement, the Company’s stockholders received $16.50 per share in cash, without interest. The aggregate value of the merger transaction was approximately $744 million, including transaction expenses and the repayment of indebtedness. The equity financing necessary for the merger was provided by Oak Hill and an affiliate equity fund, Oak Hill Capital Management Partners, L.P. as well as several co-investors selected by Oak Hill to participate in the transaction. The debt financing necessary for the merger was provided by a syndicate of banking institutions led by Banc of America Securities LLC. Mr. Anthony J. Cuti, the Company’s Chairman, President and CEO, the Company’s Senior Vice Presidents and certain other members of management have equity interests in the acquiring entity and have continued in the same management positions after the Acquisition. The new board of directors is comprised of certain executives of Oak Hill and Mr. Cuti. As a result of the stockholders’ approval of the merger agreement and the satisfaction of all other conditions to the merger, the merger and related financings were consummated on July 30, 2004.

The following pro-forma financial information presents the results of operations for the quarters and nine month periods ended September 25, 2004 and September 27, 2003 as if the Acquisition has occurred at the beginning of each fiscal year. Certain one-time expenses associated with the transaction are included in each of the periods shown, since each assumes the transaction occurred at the beginning of that year.  This information does not purport to be indicative of the actual results that would have been achieved if the acquistion had occurred as assumed, or of future results.

	Restated		Restated
	13 Weeks Ended		39 Weeks Ended
	Sept 25, 2004	Sept 27, 2003	Sept 25, 2004	Sept 27, 2003
Sales	$380,429	$356,944	$1,165,851	$1,081,832
Net Loss	$(9,319)	$(4,962)	$(58,750)	$(54,642)

4.   National Labor Relations Board Decision

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

5.   Recently Issued Accounting Pronouncements

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

	Successor	Predecessor
	Period from July 31, 2004 through Sept. 25, 2004	Period from June 27, 2004 through July 30, 2004	3 Months Ended Sept. 27, 2003	Period from Dec. 28, 2003 through July 30, 2004	9 Months Ended Sept. 27, 2003
Net (loss) income, as reported (restated)	$(38,038)	$(971)	$1,977	$3,317	$9,183
Adjust: Total stock-based employee compensation (expense)/income determined under fair value based method for all awards, net of related tax effects	—	(335)	(378)	(2,607)	8,640
Pro forma net (loss) income (restated)	$(38,038)	$(1,306)	$1,599	$710	$17,823

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

6.   Inventory and Cost of Sales

At September 25, 2004, inventories, consisting solely of finished goods, would have been greater by $1.2 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market-related data, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. For the periods from July 31, 2004 through September 25, 2004 and June 27, 2004 through July 30, 2004, other real estate-related income amounted to $0.1 million and $0.0 million, respectively, as compared to $0.2 million in the three months ended September 27, 2003, and for the periods from July 31, 2004 through September 25, 2004 and December 28, 2003 through July 30, 2004, other real estate-related income amounted to $0.1 million and $2.1 million, respectively, as compared to $1.6 million in the nine months ended September 27, 2003. There was no income realized from the sale of market-related data in any of the periods presented.

7.   Acquisitions

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

8.   Debt

Debt is composed of the following (in thousands):

	Restated	Restated
Description of Instrument	Sept. 25, 2004	Dec. 27, 2003
Asset-Based Revolving Loan Facility	$152,939	$70,353
Total Current Debt	$152,939	$70,353
Term Loan Facility	$155,000	$—
9.75% Senior Subordinated Notes due 2011	195,000	—
2.1478% Senior Convertible Notes due 2022	32	201,032
Total Non-current Debt	$350,032	$201,032
Total Debt	$502,971	$271,385

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

9.   Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. During the predecessor period of December 28, 2003 through July 30, 2004, the effective tax rate of 25.5% reflects the impact of an allocated portion of these tax credits applied against the pre-tax income recorded by the predecessor entity. The effective tax rate of 46.1% recorded by the Company during the period following the Acquisition is reflective of the substantial pre-tax loss incurred as a result of the transaction-related expenses, plus the impact of the remainder of the tax credits allocated to the post-Acquisition period. The employment tax credits represent the economic benefits earned by the Company for its participation in various federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 49.7% and 49.8% of our sales in the quarter and nine months ended September 25, 2004, respectively, and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

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

Sales to third party prescription plans represented 92.3% and 92.2% of our prescription sales in the quarter and nine months ended September 25, 2004, respectively. The pharmacy portion of our business is subject to a number of federal, state and local regulations that govern the conduct of this business. The high rate of growth in pharmacy sales has been due to a number of favorable demographic and industry trends such as the aging of the population, expanding penetration of third party private and government-sponsored coverage and the increasing usage of prescription drugs to improve quality of life and in place of medical procedures. Along with the fast pace of growth in this area have come generally higher rates of product cost inflation, resulting in an increased focus on the part of both government and private plans to control their costs of providing these benefits. As a result, pharmacy gross margins have been under pressure.

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

(3) In accordance with the provisions of FAS 141, we have restated reported balance sheet liabilities, goodwill and results of operations, cost of sales and selling, general and administrative expenses to correct the lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of our acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities.

(4)   We have restated our previously reported balance sheets for September 25, 2004 and December 27, 2003 to reflect the classification of outstanding borrowings under the revolving loan facility as current liabilities rather than as long-term debt, as previously reported. The change is being made because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. This is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2008, and we intend to continue to access it for our working capital needs throughout its remaining term.

(5)   We have restated our consolidated statements of cash flows for the first nine months of 2004 and 2003 to reflect the reporting of revolving loan facility borrowings and repayments separately on a gross basis as required under FAS 95. In addition, we restated our financial results to include certain previously unrecorded and immaterial audit adjustments relating to the periods affected. These restatements are included in the discussion of our results of operations below and within the Consolidated Financial Statements presented elsewhere in this filing. See Note 2 to the Consolidated Financial Statements for a further discussion of these restatements.

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

The Period from July 31, 2004 through September 25, 2004 for the Successor and the period from June 27, 2004 through July 30, 2004 for the Predecessor Compared to the Three Months Ended September 27, 2003 for the Predecessor

For the period from July 31, 2004 through September 25, 2004, we achieved net sales of $238.1 million and sustained a net loss of $38.0 million, and for the period from June 27, 2004 through July 30, 2004, we achieved net sales of $142.4 million and incurred a net loss of $1.0 million, as compared to aggregate net sales of $356.9 million and net income of $2.0 million in the third quarter of the previous year. Resales of pharmaceutical retail inventory were $20.5 million and $10.3 million in the successor and predecessor periods of 2004, respectively, as compared to $18.3 million in the third quarter of 2003. For the 2004 periods subsequent to and prior to the Acquisition, gross profit margins were 18.5% and 18.8%, respectively, as compared to 20.3% in the third quarter of last year. The decrease was primarily attributable to the impact of increased resale activity, which generally has gross margins of less than one percent, combined with front-end same-store sales declines in both the predecessor and successor period of the current year’s third quarter that resulted in our inability to leverage increased new store occupancy expenses. Overall product gross margins which exclude occupancy costs were slightly higher than the previous year in both the predecessor and successor periods. In addition to the decrease in gross profit margins, net income declined principally due to the following factors:

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

The following sets forth the results of operations for the periods indicated:

	Successor—Restated		Predecessor—Restated
	Period from July 31, 2004 through September 25, 2004		Period from June 27, 2004 through July 30, 2004		For the 13 Weeks Ended September 27, 2003
In thousands, except percentages	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$238,050	100.0%	$142,379	100.0%	$356,944	100.0%
Cost of sales	194,116	81.5	115,557	81.2	284,389	79.7
Gross profit	43,934	18.5	26,822	18.8	72,555	20.3
Selling, general & administrative expenses	37,418	15.7	23,726	16.7	56,611	15.9
Labor contingency expense	689	0.3	411	0.3	—	—
Transaction expense	37,118	15.6	386	0.3	—	—
Depreciation and amortization	7,280	3.1	3,596	2.5	8,162	2.3
Store pre-opening expenses	366	0.2	105	0.1	154	0.0
Other	25,291	10.6	—	—	—	—
	108,162	45.4	28,224	19.8	64,927	18.2
Operating (loss) income	(64,228)	(27.0)	(1,402)	(1.0)	7,628	2.1
Interest expense, net	6,283	2.6	1,283	0.9	3,386	0.9
Debt extinguishment	—	—	—	—	707	0.2
(Loss) income before income taxes	(70,511)	(29.6)	(2,685)	(1.9)	3,535	1.0
Income tax (benefit) provision	(32,473)	(13.6)	(1,714)	(1.2)	1,558	0.4
Net (loss) income	$(38,038)	(16.0)%	$(971)	(0.7)%	$1,977	0.6%

Net sales were $238.1 million in the July 31, 2004 through September 25, 2004 period and $142.4 million in the June 27, 2004 through July 30, 2004 period. Overall, aggregate net sales increased by 6.6% as compared to net sales of $356.9 million for the third quarter of 2003. Resale activity accounted for 3.5% of this increase, while normal retail sales to customers increased by 3.1% over this period. Same-store sales increased by 0.5% over the third quarter last year with the balance of the increase coming from the full quarterly results of three net new stores opened in the third quarter last year and 16 net new stores opened since the end of last year’s third quarter.

Pharmacy sales increased from $167.0 million in the third quarter of 2003 to an aggregate total of $191.2 million in the third quarter of 2004, an increase of 14.5%, and represented 50.3% of total sales, as compared with 46.8% of total sales in the third quarter of 2003. Resale activity in 2004 accounted for 7.5% of the pharmacy sales increase. Pharmacy same-store sales increased by 5.1% over last year, and third-party reimbursed pharmacy sales represented 92.3% of total prescription sales compared to 91.4% in the third quarter of 2003. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003. The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration by mail order and internet-based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

Front-end sales decreased from $189.9 million in the third quarter of 2003 to an aggregate total of $189.2 million in the third quarter of 2004, a decrease of 0.4%, and represented 49.7% of total sales, as compared to 53.2% of total sales in the third quarter of 2003. Front-end same-store sales declined by 3.2%, partly due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products. Excluding tobacco sales, front-end same-store sales decreased by approximately 2.2%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

During the period from July 31, 2004 through September 25, 2004, we opened seven stores and closed one store, and from June 27, 2004 through July 30, 2004 we opened two stores, as compared to three stores opened during the three months ended September 27, 2003. At September 25, 2004, we operated 255 stores, as compared to 239 stores at September 27, 2003.

Cost of sales as a percentage of net sales was 81.5% for the period from July 31, 2004 through September 25, 2004 and 81.2% for the period from June 27, 2004 through July 30, 2004, resulting in gross profit margins of 18.5% and 18.8%, respectively. In the third quarter of 2003, cost of sales as a percentage of net sales was 79.7%, resulting in a gross profit margin of 20.3%. This decrease in gross profit margins was primarily attributable to the effect of the increased resale activity, combined with the adverse impact of the limited access and sales disruptions associated with the Republican National Convention as well as the continuing effects of a less than robust local economy. These factors resulted in our inability to leverage increased new store occupancy expenses. Cost of sales also includes (i) a $0.3 million LIFO provision in the current year as compared to a LIFO provision of $0.2 million in the prior year and (ii) real-estate related income of $0.1 million in the third quarters of both 2004 and 2003.

Selling, general and administrative expenses were $37.4 million, or 15.7% of net sales, and $23.7 million, or 16.7% of net sales, in the July 31, 2004 through September 25, 2004 period and the June 27, 2004 through July 30, 2004 period, respectively, as compared to $56.6 million, or 15.9% of net sales, in the third quarter of 2003. The decrease in the percentage of sales reflects the impact of increased resale activity, which had the effect of reducing our operating expense ratios to sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for the successor and predecessor periods of 2004 were 17.2% and 18.0% of net sales, respectively, as compared to 16.7% of net sales during the third quarter of 2003. The increase in these expenses as a percentage of sales is primarily attributable to the increased labor costs associated with adjustments to pharmacists’ labor rates in response to increases in market salary rates for these professionals, increased advertising and promotional expenses to stimulate sales and higher legal and litigation related expenses.

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

In the period from July 31, 2004 through September 25, 2004, we recorded an income tax benefit of $32.5 million, reflecting an effective tax rate of 46.1%, inclusive of the anticipated benefits of employment tax credits. In the period from June 27, 2004 through July 30, 2004, the income tax benefit of $1.7 million reflects (i) an effective tax rate of 25.5% applied to the pre-tax performance for that period and (ii) a retroactive adjustment applied to the pre-tax results for the first six months of 2004, to reduce the effective tax rate from the 39.9% rate previously applied to the adjusted predecessor period 25.5% effective rate. In the comparable period last year, the income tax provision of $1.6 million reflected an estimated effective tax rate of 44.1%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs. The decrease in the current year’s effective rate reflects the combined impact of the employment tax credits and the reduced levels of pre-tax income generated by us.

The Period from July 31, 2004 through September 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 for the Predecessor Compared to the Nine Months Ended September 27, 2003 for the Predecessor

For the period from July 31, 2004 through September 25, 2004, we achieved sales of $238.1 million and sustained a net loss of $38.0 million, and for the period from December 28, 2003 through July 30, 2004, we achieved net sales of $927.8 million and generated net income of $3.3 million, as compared to aggregate net sales of $1.1 billion and net income of $9.2 million in the first nine months of the previous year. Resales of pharmaceutical retail inventory were $20.5 million and $81.0 million in the successor and predecessor periods of 2004, respectively, as compared to $54.4 million in the first nine months of 2003. For the 2004 periods subsequent to and prior to the Acquisition, gross profit margins were 18.5% and 19.7%, respectively, as compared to 20.4% in the first nine months of last year. The lower gross profit margin in the successor period compared to the predecessor periods was primarily attributable to the increased resale activity as well as increased occupancy costs for new stores. Selling gross profit margins excluding store occupancy expenses increased over the previous year in both the predecessor and successor periods. Although gross profit margins for the predecessor period were higher against the prior year, net income declined principally due to the following factors:

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

The following sets forth the results of operations for the periods indicated:

	Successor—Restated		Predecessor—Restated
	Period from July 31, 2004 through September 25, 2004		Period from December 28, 2003 through July 30, 2004		For the 39 Weeks Ended September 27, 2003
In thousands, except percentages	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$238,050	100.0%	$927,801	100.0%	$1,081,832	100.0%
Cost of sales	194,116	81.5	745,090	80.3	861,405	79.6
Gross profit	43,934	18.5	182,711	19.7	220,427	20.4
Selling, general & administrative expenses	37,418	15.7	142,293	15.3	168,083	15.5
Labor contingency expense	689	0.3	2,611	0.3	—	—
Transaction expense	37,118	15.6	3,005	0.3	—	—
Depreciation and amortization	7,280	3.1	21,902	2.4	23,874	2.2
Store pre-opening expenses	366	0.2	470	0.1	798	0.1
Other	25,291	10.6	—	—	—	—
	108,162	45.4	170,281	18.4	192,755	17.8
Operating (loss) income	(64,228)	(27.0)	12,430	1.3	27,672	2.6
Interest expense, net	6,283	2.6	7,977	0.9	10,452	1.0
Debt extinguishment	—	—	—	—	812	0.1
(Loss) income before income taxes	(70,511)	(29.6)	4,453	0.5	16,408	1.5
Income tax (benefit) provision	(32,473)	(13.6)	1,136	0.1	7,225	0.7
Net (loss) income	$(38,038)	(16.0)%	$3,317	0.4%	$9,183	0.8%

Net sales were $238.1 million in the July 31, 2004 through September 25, 2004 period and $927.8 million in the December 28, 2003 through July 30, 2004 period. Overall, sales increased by 7.8% as compared to net sales of $1.1 billion for the first nine months of 2003. Resale activity accounted for 4.3% of this increase, while normal retail sales to customers increased by 3.5% over this period. Same-store sales increased by 0.8% over the comparable period last year with the balance of the increase coming from the full nine month results of 11 net new stores opened in the first nine months last year and 16 net new stores opened since the end of last year’s third quarter.

Pharmacy sales increased from $502.2 million in the first nine months of 2003 to $585.7 million in the first nine months of 2004, an increase of 16.6%, and represented 50.2% of total sales, as compared with 46.4% of total sales in the first nine months of 2003. Resale activity in 2004 accounted for 9.4% of the pharmacy sales increase. Pharmacy same-store sales increased by 5.4% over last year, and third-party reimbursed pharmacy sales represented 92.2% of total prescription sales compared to 91.3% in the same period last year. Pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003. The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration by mail order and internet-based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

Front-end sales increased from $579.6 million in the first nine months of 2003 to $580.1 million in the first nine months of 2004, an increase of 0.1%, and represented 49.8% of total sales, as compared to 53.6% of total sales in the first nine months of 2003. Front-end same-store sales declined by 2.8%, partly due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products. Excluding tobacco sales, front-end same-store sales decreased by approximately 1.5%. We believe that the remaining decline in same-store front-end sales is largely attributable to the continued high unemployment rates in New York City that have restrained consumer demand.

During the period from July 31, 2004 through September 25, 2004, we opened seven stores and closed one store, and from December 28, 2003 through July 30, 2004 we opened nine stores and closed one store, as compared to fourteen stores opened and three stores closed during the nine months ended September 27, 2003.

Cost of sales as a percentage of net sales was 81.5% for the period from July 31, 2004 through September 25, 2004 and 80.3% for the period from December 28, 2003 through July 30, 2004, resulting in gross profit margins of 18.5% and 19.7%, respectively. In the first nine months of 2003, cost of sales as a percentage of net sales was 79.6%, resulting in a gross profit margin of 20.4%. As discussed above, the lower gross profit margin results are primarily attributable to increased resale activity combined with additional new store occupancy costs that could not be leveraged against the modest sales growth experienced during the current year. Cost of sales also includes (i) a $1.0 million LIFO provision in the current year, as compared to a LIFO provision of $0.5 million in the prior year, and (ii) real-estate related income of $2.1 million and $1.4 million in the first nine months of 2004 and 2003, respectively.

Selling, general and administrative expenses were $37.4 million, or 15.7% of net sales, and $142.3 million or 15.3% of net sales, in the July 31, 2004 through September 25, 2004 period and the December 28, 2003 through July 30, 2004 periods, respectively, as compared to $168.1 million, or 15.5% of net sales, in the first nine months of 2003. The decrease in the percentage of sales reflects the impact of increased resale activity, which had the effect of reducing our operating expense ratios to sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for the successor and predecessor periods of 2004 were 17.2% and 16.8% of net sales, respectively, as compared to 16.4% of net sales during the first nine months of 2003. The increase in these expenses as a percentage of sales is primarily attributable to (i) increased store labor and related expenses associated with higher salary rates for pharmacists in light of increased competition for these professionals that has been caused by an overall shortage in the available workforce, (ii) increased legal and litigation related expenses primarily associated with our efforts to recover our September 11 business interruption insurance claim and various union labor litigations, (iii) higher promotional and advertising costs to stimulate sales, (iv) increased litigation settlement costs and (v) severance costs associated with certain administrative staff reductions incurred during the first quarter.

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

In the period from July 31, 2004 through September 25, 2004, we recorded an income tax benefit of $32.5 million, reflecting an effective tax rate of 46.1%, inclusive of the anticipated benefits of employment tax credits. In the period from December 28, 2003 through July 30, 2004, the income tax provision of $1.1 million reflects an effective tax rate of 25.5%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $7.2 million reflected an estimated effective tax rate of 44.0%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $75.1 million as of September 25, 2004 and $155.9 million as of December 27, 2003. Working capital reflects the classification of outstanding borrowings under our revolving loan facility of $152.9 million at September 25, 2004 and $70.4 million at December 27, 2003 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we did not meet the criteria of FAS 6 to reclassify the debt as long-term but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July of 2008 and we intend to continue to access it for our working capital needs throughout its remaining term.

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

Payments due by Period
(dollars in thousands)

Contractual Cash Obligations—Restated	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Debt(1)	$502,971	$152,939	$—	$—	$350,032
Capital Lease Obligations	2,970	762	1,472	736	—
Operating Leases	1,195,902	111,028	219,048	202,006	663,820
CEO SERP Termination	23,000	23,000	—	—	—
Fixed Interest Payments(2)	133,088	19,013	38,025	38,025	38,025
Total Contractual Cash Obligations	$1,857,931	$306,742	$258,545	$240,767	$1,051,877

(1)   At September 25, 2004, approximately $152.9 million was outstanding under our amended asset-based revolving loan agreement. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. We intend to continue to utilize this facility for our working capital needs through the date of its maturity in July 2008.

(2)   Reflects interest payable on $195.0 million outstanding under the senior subordinated notes.

We currently have $307.9 million of variable rate debt outstanding. Assuming a constant weighted average interest rate of 4.09%, we estimate that our future interest payable on such debt would be $12.6 million within one year, $25.2 million within two to three years, $17.7 million within four to five years and $5.3 million thereafter.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.                Other Information

We are a voluntary filer and file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by contacting the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov. In addition, a link to our SEC filings is provided on our website at www.duanereade.com.

ITEM 6.                Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

2.1(i)	Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004).
2.1(ii)	Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004).
2.1(iii)	Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2004).
3.1(i)	Amended and Restated Certificate of Incorporation of Duane Reade Inc.
3.1(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the Common Stock S-1).
3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9 1/4% Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10- K for the year ended December 25, 1999 (the “1999 10-K”)).

3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
4.1	Indenture, dated as of July 30, 2004, between Duane Reade Acquisition Corp. and U.S. Bank National Association, as trustee.
4.2	Successor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, between the Company and U.S. Bank National Association, as trustee.
4.3

Co-obligor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, among the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee.

4.4

Guarantor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, among the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc., as guarantors and U.S. Bank National Association, as trustee.

4.5	Form of Exchange Note (included as Exhibit A1 to Exhibit 4.3 of this 10-Q).
4.6

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
4.9

First Supplemental Indenture, dated as of July 30, 2004, among the Company, as issuer, DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee.

10.1	Duane Reade Inc. Phantom Stock Plan.
10.2	Duane Reade Holdings, Inc. Management Stock Option Plan.
10.3	Stockholders and Registration Rights Agreement, dated as of July 30, 2004, among Duane Reade Holdings, Inc., Duane Reade Shareholders, LLC and certain members of the management of Duane Reade Inc.
10.4	Tax Sharing Agreement, dated as of July 30, 2004, among Duane Reade Holdings, Inc., and the Subsidiaries as defined therein, Duane Reade and any parties which become parties thereto.
10.5	Services Agreement, dated as of July 30, 2004, between Oak Hill Capital Management, Inc. and Duane Reade Acquisition Corp.
10.6

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

10.7

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

10.8

Letter Agreement, dated as of March 19, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.9

Amended and Restated Employment Agreement, dated as of March 16, 2004, by and among Anthony J. Cuti, Duane Reade Acquisition Corp., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.10

Letter Agreement, dated as of March 16, 2004, by and between John K. Henry and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.11

Letter Agreement, dated as of March 16, 2004, by and between Gary Charboneau and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.12

Letter Agreement, dated as of March 16, 2004, by and between Timothy R. LaBeau and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.13

Letter Agreement, dated as of March 16, 2004, by and between Jerry M. Ray and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.14

Agreement and Plan of Merger, dated as of December 22, 2003, as amended among Rex Corner Holdings, LLC (now known as Duane Reade Shareholders, LLC), Rex Corner Acquisition Corp. (now known as Duane Reade Acquisition Corp.) and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

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

Dated: June 17, 2005
DUANE READE INC.
/s/ ANTHONY J. CUTI
Anthony J. Cuti
President and Chief Executive Officer
(Principal Executive Officer)
/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)